Form 10-Q
period 2012-09-30
United Realty Trust Inc
filed 2012-11-14
CIK 1536256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 333-178651

UNITED REALTY TRUST INCORPORATED

(Exact name of registrant as specified in its charter)

Maryland	45-3770595
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

44 Wall Street, Second Floor, New York, NY	10005
(Address of principal executive offices)	(Zip Code)

(212) 388-6800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of October 31, 2012, the registrant had 18,182 shares of common stock, $0.01 par value per share, outstanding.

UNITED REALTY TRUST INCORPORATED

CONSOLIDATED BALANCE SHEETS

	September 30, 2012 (unaudited)	December 31, 2011
ASSETS
Cash and cash equivalents	$1,656	$1,656
Total assets	$1,656	$1,656
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total liabilities	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; 500,000 shares issued and outstanding	1,656	1,656
Common stock, $0.01 par value per share; 200,000,000 shares authorized; 18,182 shares issued and outstanding	—	—
Additional paid-in capital	—	—
Total stockholders’ equity	1,656	1,656
Total liabilities and stockholders’ equity	1,656	1,656

See Notes to Consolidated Financial Statements

1

UNITED REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended Sept 30	Nine Months Ended Sept 30
	2012	2012
Expenses:
General and Administrative	—	—
Net (loss) income	—	—
Weighted average number of common shares outstanding:
Basic and diluted	18,182	18,182
Net (loss) income per common share:
Basic and diluted	—	—

See Notes to Consolidated Financial Statements

UNITED REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(Unaudited)

For the Nine Months Ended

September 30, 2012

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity
Balance at December 31, 2011	18,182	$0	500,000	$1,656	$0	—	$1,656
Issuances of common Stock	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—

Balance at September 30, 2012	18,182	$0	500,000	$1,656	$0	$—	$1,656

See Notes to Consolidated Financial Statements

3

UNITED REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	—
Adjustments to reconcile net income to net cash provided by operating activities	—
Net cash provided by operating activities	—

Net change in cash and cash equivalents	—
Cash and cash equivalents, beginning of period	1,656
Cash and cash equivalents, end of period	$1,656

See Notes to Consolidated Financial Statements

UNITED REALTY TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

United Realty Trust Incorporated (the “Company”), was formed on November 8, 2011 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. Substantially all of the Company’s business will be conducted through United Realty Capital Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on November 8, 2011. The Company is the general partner of the Operating Partnership and holds 99.01% of the partnership interests (consisting of both general and limited partnership interests) in the Operating Partnership. As the Company completes the settlement for the purchase orders for shares of the Company’s common stock, par value $0.01 per share (“Common Shares”) in its continuous public offering, it will transfer substantially all of the net proceeds of the offering to the Operating Partnership. Neither the Company nor the Operating Partnership has engaged in any operations to date.

The Company was organized to invest in a diversified portfolio of income-producing commercial real estate properties and other real estate-related assets. As discussed in Note 3, the Company sold 18,182 Common Shares to United Realty Advisor Holdings LLC (the “Sponsor”), on November 17, 2011. The Company’s fiscal year end is December 31. On November 25, 2011 the Sponsor purchased 500,000 preferred shares for $50,000.

The Company is offering to the public 100,000,000 Common Shares in its primary offering and 20,000,000 Common Shares pursuant to its distribution reinvestment program (“DRIP”). The Company may reallocate the Common Shares offered between the primary offering and the DRIP. From the first date on which the Common Shares were offered for sale to the public, August 15, 2012 (“Initial Offering Date”), until the Company has received purchase orders for at least 5,000,000 Common Shares, the offering price will be $9.50 per Common Share plus applicable selling commissions and dealer manager fee of $0.95 per Common Share, for a total offering price of $10.45 per Common Share. Thereafter, the offering price will be $10.00 per Common Share, plus applicable selling commissions and dealer manager fee of $1.00 per Common Share, for a total offering price of $11.00 per Common Share. The Company will offer Common Shares with reduced selling commissions and, in some cases, a reduced dealer manager fee, to “single purchasers” of Common Shares on orders exceeding $1,000,000. After the earliest to occur of: (a) the Company investing in assets with an aggregate cost, including its pro rata share (direct or indirect) of debt attributable to such assets, in excess of $1 billion; (b) the Company raising net offering proceeds of in excess of $650 million in its primary offering; and (c) the date that is 29 months following the commencement of the Company’s initial public offering (the “NAV Pricing Start Date”), the offering price per Common Share under the DRIP will vary from day to day and, on any given business day, will be equal to the sum of the Company’s net asset value (“NAV”) divided by the number of Common Shares outstanding as of the end of business on such business day. If the Company does not sell at least 200,000 Common Shares by one year after the Initial Offering Date, this offering will be terminated and the Company’s escrow agent will promptly send each prospective stockholder a full refund of its investment with interest and without deduction for escrow expenses. Purchases of Common Shares by the Company’s directors, officers and other affiliates will be included for purposes of determining whether the minimum of 200,000 Common Shares required to release funds from the escrow account has been sold. Pending satisfaction of this condition, all subscription payments will be placed in an account held by an escrow agent, in trust for the subscriber, pending release to the Company. The subscriber will be entitled to interest earned on the subscription payment while it is held in the escrow account. The Company expects to sell the Common Shares offered in the primary offering over a two-year period. If the Company has not sold all the Common Shares within two years, the Company may continue the primary offering for up to an additional year.

The Company intends to invest primarily in interests in real estate located in the United States, with a primary focus on the eastern United States and in markets that the Company believes are likely to benefit from favorable demographic changes, or that the Company believes are poised for strong economic growth. The Company may invest in interests in a wide variety of commercial property types, including office, industrial, retail and hospitality properties, single-tenant properties, multifamily properties, age-restricted residences, and in other real estate-related assets. The Company may acquire assets directly or through joint ventures, by making an equity investment in a project or by making a mezzanine or bridge loan with a right to acquire equity in the project. The Company also may buy debt secured by an asset with a view toward acquiring the asset through foreclosure. The Company also may originate or invest in mortgages, bridge or mezzanine loans and tenant-in-common interests, or entities that make investments similar to the foregoing. Further, the Company may invest in real estate-related securities, including securities issued by other real estate companies.

UNITED REALTY TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization  – (continued)

The Company’s advisor is United Realty Advisors LP (the “Advisor”), a newly formed Delaware limited partnership. The Advisor will conduct the Company’s operations and manage the portfolio of real estate investments.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of the Company and the Operating Partnership. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company. In addition, the Company evaluates relationships with other entities to identify whether there are variable interest entities as required by ASC 810-10-45, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with ASC 810-10-45.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated balance sheet and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts. There are no restrictions on the use of the Company’s cash balance.

Organizational and Offering Expenses

Organization and offering expenses include all costs and expenses to be paid by the Company in connection with the formation of the Company and an offering, including the Company’s legal, accounting, printing, mailing and filing fees, charges of the escrow agent, reimbursements to the dealer manager and participating broker-dealers for due diligence expenses set forth in detailed and itemized invoices, amounts to reimburse the Advisor for its portion of the salaries of the employees of its affiliates who provide services to the Advisor, and other costs in connection with administrative oversight of such offering and the marketing process, such as preparing supplemental sales materials, holding educational conferences and attending retail seminars conducted by the dealer manager or participating broker-dealers.

The Advisor will advance the Company’s organization and offering expenses to the extent the Company does not have the funds to pay such expenses. Organization and offering expenses advanced by the Advisor will not be liabilities to the Company unless and until the Company’s primary offering breaks escrow. If and when the primary offering breaks escrow, the Company will reimburse the Advisor for organization and offering expenses up to 2% of the total offering price paid by investors (including proceeds from sale of Common Shares, plus applicable selling commissions and dealer manager fees paid by purchasers of Common Shares). Between November 25, 2011 and September 30, 2012, the Company paid $263,344 of offering costs, and received reimbursement of $15,000 from the Advisor. As of September 30, 2012, the Advisor has incurred an additional $4,469,329.86 of offering and organization expenses that will be billed to the Company subject to the limits described above. Organization costs will be expensed as incurred. Offering costs incurred by the Company, the Advisor and their affiliates on behalf of the Company have been deferred and will be paid from the proceeds of the continuous public offering and will be treated as a reduction of equity.

UNITED REALTY TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Income Taxes

The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, beginning with the company’s taxable year ending December 31 of the year in which the Company’s primary offering breaks escrow. In order to maintain the Company’s qualification as a REIT, the Company is required to, among other things, distribute annually at least 90% of the Company’s REIT taxable income to the Company’s stockholders and meet certain tests regarding the nature of the Company’s income and assets. As a REIT, the Company will not be subject to federal income tax with respect to the portion of the Company’s income that meets certain criteria and is distributed annually to stockholders. The Company intends to operate in a manner that allows the Company to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, it could be subject to federal income tax on the company’s taxable income at regular corporate rates. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. The Company also would be disqualified for the four taxable years following the year during which qualification was lost unless the Company was entitled to relief under specific statutory provisions. If the Company does not elect to be taxed as a REIT for the year ended December 31, 2012, it will be subject to federal and state income tax at regular corporate tax rates.

3. Capitalization

Under the Company’s charter, the Company has the authority to issue 200,000,000 Common Shares and 50,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On November 17, 2011, the Sponsor purchased 18,182 Common Shares for total cash consideration of $200,000 to provide the Company’s initial capitalization. On November 25, 2011, for $50,000, the Sponsor purchased 500,000 shares of preferred stock, subsequently exchanged for 500,000 sponsor preferred shares (“Sponsor Preferred Shares”) having a preference upon the Company’s liquidation, dissolution or winding up as described below. Upon the Company’s liquidation, dissolution or winding up, the Sponsor will receive a preference in the amount of 15% of any excess of the net sales proceeds from the sale of all the assets in connection with such liquidation, dissolution or winding up over the amount of Invested Capital (as defined in Note 4) plus a non-compounded pre-tax annual return to holders of Common Shares of 7% or Invested Capital. The Company’s board of directors is authorized to amend its charter from time to time, without the approval of the stockholders, to increase or decrease the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

Operating Partnership

The Company is the general partner of the Operating Partnership. GP Units represent an interest as a general partner in the Operating Partnership and the Company, as general partner, will hold all such units. In return for the Company’s initial capital contribution of $200,000, the Operating Partnership issued to the Company 9,091 GP Units and 9,091 OP Units. In the Company’s capacity as general partner, it will manage Operating Partnership and will be liable for certain unpaid debts and liabilities of the Operating Partnership.

UNITED REALTY TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Capitalization − (continued)

Limited partnership units represent an interest as a limited partner in the Operating Partnership. OP Units and Sponsor Preferred Units represent limited partnership interests in the Operating Partnership. The Operating Partnership may issue additional units and classes of units with rights different from, and superior to, those of limited partnership units of any class, without the consent of the limited partners. Holders of limited partnership units do not have any preemptive rights with respect to the issuance of additional units. Limited partners of any class do not have the right to participate in the management of the Operating Partnership. Limited partners of any class who do not participate in the management of the Operating Partnership, by virtue of their status as limited partners, generally are not liable for the debts and liabilities of the Operating Partnership beyond the amount of their capital contributions. The Company, however, as the general partner of the Operating Partnership, is liable for any unpaid debts and liabilities. The voting rights of the limited partners of any class are generally limited to approval of specific types of amendments to the Operating Partnership agreement (some of which exclude OP Units owned orcontrolled by the general partner or any person who owns more than 50% of the outstanding voting interests in the general partner). With respect to such amendments, each OP Unit has one vote.

In general, each OP Unit (and GP Unit) will share equally in distributions from the Operating Partnership when such distributions are declared by the Company, the general partner, which decision will be made in the Company’s sole discretion. Upon the Operating Partnership’s liquidation, OP Units (and GP Units) will share equally in the assets of the Operating Partnership that are available for distribution, after payment of all liabilities, establishment of reserves and after payment of any preferred return owed to holders of limited partnership preferred units, if any. In addition, a portion of the items of income, gain, loss and deduction of the Operating Partnership for U.S. federal income tax purposes may be allocated to a limited partnership unit, regardless of whether any distributions are made by the Operating Partnership. As general partner, the Company may amend the allocation and distribution sections of the Operating Partnership agreement to reflect the issuance of additional units and classes of units without the consent of the limited partners. Under certain circumstances, limited partners holding OP Units may be restricted from transferring their interests without the consent of the general partner. For each OP Unit received, investors generally will be required to contribute money or property, with a net equity value determined by the general partner. Limited partners holding OP Units will not be obligated to make additional capital contributions to the Operating Partnership. Further, such holders will not have the right to make additional capital contributions to the Operating Partnership or to purchase additional OP Units without our consent as general partner. After owning an OP Unit for one year, a limited partner holding OP Units generally may, subject to certain restrictions, exchange OP Units for the cash value of a corresponding number of Common Shares or, at the option of the Operating Partnership, a corresponding number of Common Shares. These exchange rights are accelerated in the case of some extraordinary transactions.

In return for a portion of the Company’s initial capital contribution, the Operating Partnership issued to the Company 9,091 OP Units. URTI LP, LLC, as the initial limited partner of the Operating Partnership, holds 182 OP Units representing its limited partnership interest in the Operating Partnership. The Operating Partnership will issue 500,000 Sponsor Preferred Units to the Company to correspond with the Company’s issuance of Sponsor Preferred Shares. The Sponsor Preferred Units represent a class of limited partnership units of the Operating Partnership that are subject to the additional terms contained in the Operating Partnership agreement. Except as otherwise provided in the Operating Partnership agreement, Sponsor Preferred Units have the same rights, privileges and preferences as OP Units. Sponsor Preferred Units shall not be entitled to distributions from the Operating Partnership except upon liquidation of the Operating Partnership. At the time that Sponsor Preferred Shares are converted into Common Shares, each Sponsor Preferred Unit shall automatically convert into the number of OP Units equal to the number of Common Shares into which the Sponsor Preferred Shares were converted (subject to adjustment in the event of any dividend, split, combination or other similar recapitalization with respect to the OP Units).

Distribution Reinvestment Program

The Company has adopted a DRIP that allows stockholders to have cash otherwise distributable invested in additional Common Shares, on the distribution date, after giving effect to all distributions, at a price equal to (a) until the NAV Pricing Start Date, $9.50 per Common Share, and (b) following the NAV Pricing Start Date, the Company’s NAV per Common Share; provided, however, that at no time will the offering price per Common Share under the DRIP be less than 95% of the fair market value per Common Share. The Company is offering up to 20,000,000 Common Shares pursuant to the DRIP. Stockholders who elect to participate in the DRIP, and who are subject to United States federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the Common Shares purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions used to purchase those Common Shares in cash.

UNITED REALTY TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Capitalization  – (continued)

Share Repurchase Program

In an effort to provide the Company’s stockholders with liquidity in respect of their investment in Common Shares, the Company has adopted a share repurchase program whereby on a daily basis, stockholders may request that the Company repurchase all or any portion (but generally at least 25%) of their Common Shares. Prior to the NAV pricing start date, stockholders may have their Common Shares repurchased (a) in the case of hardship, as defined below, at the total offering price paid or (b) in the discretion of the Advisor, at a price of 92% of the total offering price paid, but in neither event at a price greater than the offering price per Common Share under the DRIP. Following the NAV Pricing Start Date, the repurchase price per Common Share on any business day will be 95% of the Company’s NAV per Common Share for that day, calculated after the close of business on the repurchase request day, without giving effect to any share purchases or repurchases to be effected on such day; provided, however, that while the primary offering is ongoing, in no event will the repurchase price following the NAV Pricing Start Date exceed the then-current offering price under the primary offering. The Company defines “hardship” to mean: (a) the death of a stockholder; (b) the bankruptcy of a stockholder; (c) a mandatory distribution under a stockholder’s IRA; or (d) another involuntary exigent circumstance, as approved by the Company’s board. Prior to the NAV Pricing Start Date, the Company will limit the Common Shares repurchased during any calendar quarter to 1.25% of the weighted average number of Common Shares outstanding during the previous calendar quarter, or approximately 5% of the weighted average number of Common Shares outstanding in any 12-month period. Following the NAV Pricing Start Date, the Company will limit Common Shares repurchased during any calendar quarter to 5% of NAV as of the last day of the previous calendar quarter or as of the NAV Pricing Start Date if it occurred during the then-current quarter, or approximately 20% of NAV in any 12-month period. The Company’s board of directors has the right to modify or suspend repurchases and terminate the share repurchase program for any reason.

4. Related Party Arrangements

The Company has executed an advisory agreement with the Advisor, a dealer manager agreement with the dealer manager and a property management agreement with URA Property Management LLC (the “Property Manager”), an affiliate of the Sponsor. These agreements entitle the Advisor, the dealer manager, and the Property Manager to specified fees upon the provision of certain services with regard to the offering and the investment of funds in real estate properties and real estate-related investments, among other services, as well as reimbursement of organization and offering expenses incurred by the Advisor and the dealer manager on behalf of the Company (as discussed in Note 2) and certain costs incurred by the Advisor in providing services to the Company. The dealer manager may enter into a soliciting dealer agreement with Cabot Lodge Securities, LLC (“Cabot Lodge”), a Delaware limited liability company and member of the Financial Industry Regulatory Authority, Inc. that is indirectly owned by the Sponsor. The Company may engage United Realty Partners LLC (“URP”), an entity controlled and indirectly owned by the Company’s president and chief executive officer, to provide brokerage services, services in connection with the origination or refinancing of debt, or advice in connection with joint venture opportunities and equity financing opportunities for the Company’s properties.

UNITED REALTY TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Related Party Arrangements − (continued)

The selling commissions and dealer manager fee will not be paid by purchasers who are executive officers or directors of the Company or officers or employees of the Advisor or their family members (including spouses, parents, grandparents, children and siblings) or other affiliates, Friends, institutional investors (the terms “Friends” and “institutional investors” are explained in the prospectus that forms a part of the Company’s registration statement under “Plan of Distribution — Common Shares Purchased by Affiliates, Friends, Institutional Investors and Participating Broker-Dealers”), and the Company will offer Common Shares with reduced selling commissions and, in some cases, reduced dealer manager fee, to “single purchasers” of more than $1,000,000 in value of Common Shares. Purchases by participating broker-dealers, including their registered representatives and their immediate families, will be less the selling commissions, in the sole discretion of the dealer manager. The dealer manager will not be permitted to purchase Common Shares. The table below assumes the Common Shares are sold through distribution channels associated with the highest possible selling commissions and dealer manager fee. No effect is given to any Common Shares sold through the Company’s DRIP.

The fees and reimbursement obligations are as follows:

Form of Compensation	Amounts
Selling Commissions	The dealer manager will be paid $0.645 from the per share offering price of Common Shares in the Company’s primary offering of Common Shares, which, after the first 5,000,000 Common Shares are sold at $10.45, will be $11.00, out of amounts paid by purchasers of Common Shares. Selling commissions will constitute 6.45% of the per share offering price of $11.00 for Common Shares exclusive of selling commissions and dealer manager fee. Selling commissions will constitute approximately 5.86% of the per-share offering price of $11.00 for Common Shares inclusive of selling commissions and dealer manager fee. No selling commissions will be paid on sales of Common Shares under the Company’s DRIP. The dealer manager will reallow all selling commissions to the participating broker-dealer or registered representative of the dealer manager who actually sold the Common Shares.

Dealer Manager Fee	The dealer manager will be paid $0.355 from the per share offering price of Common Shares in the Company’s primary offering, which, after the first 5,000,000 Common Shares are sold at $10.45, will be $11.00, out of amounts paid by purchasers of Common Shares. The dealer manager fee will constitute 3.55% of the per share offering price of $11.00 for Common Shares exclusive of selling commissions and dealer manager fee. The dealer manager fee will constitute approximately 3.23% of such per share offering price inclusive of selling commissions and dealer manager fee. The dealer manager will allocate from the dealer manager fee $0.055 for retention by the dealer manager, and will allocate from the dealer manager fee $0.30 as a marketing fee for the marketing of the Common Shares. The amounts allocated from the dealer manager fee for the marketing fee and retention by the dealer manager will constitute 3.00% and 0.55% of the per share offering price of $11.00 for Common Shares, respectively, and together will constitute 3.55% of such per share offering price, in each case exclusive of selling commissions and dealer manager fee. The amounts allocated from the dealer manager fee for the marketing fee and retention by the dealer manager will constitute approximately 2.73% and 0.50% of the per share offering price of $11.00 for Common Shares, respectively, and together will constitute approximately 3.23% of such per share offering price, in each case inclusive of selling commissions and dealer manager fee. The dealer manager will reallow from the marketing fee up to $0.15 per Common Share to any participating broker-dealer, including Cabot Lodge, for marketing support. In addition, the dealer manager will reallow to Cabot Lodge up to an additional $0.15 per Common Share (which $0.15 per Common Share, as well as any other costs associated with wholesaling activities, will be reallowed from the marketing fee portion of the dealer manager fee) with respect to the Common Shares offered at a price of $11.00 per Common Share to assist with wholesaling activities (i.e., Cabot Lodge may receive up to the entire marketing fee). The dealer manager will use any portion of the marketing fee that it retains on marketing support and wholesaling activities. No dealer manager fee will be paid with respect to sales under the DRIP.

UNITED REALTY TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Form of Compensation	Amounts
Organization and Offering Expenses	The Company will reimburse the Advisor up to 2% of the total offering price paid by investors (which includes proceeds to the Company from the sale of Common Shares, plus applicable selling commissions and dealer manager fee) for organization and offering expenses, which may include reimbursements to be paid to the dealer manager and participating broker-dealers for due diligence fees set forth in detailed and itemized invoices.

Acquisition Fees	The Company will pay to the Advisor or its assignees 1% of the contract purchase price of each property acquired (including the Company’s pro rata share (direct or indirect) of debt attributable to such property) or 1% of the amount advanced for a loan or other investment (including the Company’s pro rata share (direct or indirect) of debt attributable to such investment), as applicable. “Contract purchase price” or the “amount advanced for a loan or other investment” means the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property or the amount actually paid or allocated in respect of the purchase of loans or other real estate-related assets, in each case inclusive of any indebtedness assumed or incurred in respect of such investment but exclusive of acquisition fees and acquisition expenses.

Acquisition Expenses	The Company will reimburse the Advisor for expenses actually incurred related to selecting, evaluating and acquiring assets on the company’s behalf, regardless of whether the Company actually acquires the related assets. In addition, the Company will pay third parties, or reimburse the Advisor or its affiliates, for any investment-related expenses due to third parties, including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder’s fees, title insurance expenses, survey expenses, property inspection expenses and other closing costs, regardless of whether the Company acquires the related assets. The Company estimates that total acquisition expenses (including those paid to third parties, as described above) will be approximately 0.6% of the purchase price of each property (including the Company’s pro rata share (direct or indirect) of debt attributable to such property) and 0.6% of the amount advanced for a loan or other investment (including the Company’s pro rata share (direct or indirect) of debt attributable to such investment). In no event will the total of all acquisition fees and acquisition expenses (including those paid to third parties, as described above) payable with respect to a particular investment exceed 6% of the contract purchase price of each property (including the Company’s pro rata share (direct or indirect) of debt attributable to such property) or 6% of the amount advanced for a loan or other investment (including the Company’s pro rata share (direct or indirect) of debt attributable to such investment), as applicable.

UNITED REALTY TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Form of Compensation	Amounts
Construction and Development Management Fee	The Company expects to engage the Property Manager to provide construction and development management services for some of the Company’s properties. Other than with respect to tenant improvements, as described below, the Company will pay a construction and development management fee in an amount of 2% of the cost of any construction or development that the Property Manager undertakes. When the Property Manager provides construction management services with respect to tenant improvements, the construction and development management fee may be up to, but will not exceed, 5% of the cost of the tenant improvements.

Asset Management Fees	Until the NAV pricing start date, the Company will pay the Advisor or its assignees a monthly fee equal to one-twelfth (1⁄12) of 0.75% of the contract purchase price of each property (including the Company’s pro rata share (direct or indirect) of debt attributable to such property) then owned plus one-twelfth (1⁄12) of 0.75% of the amount advanced for each loan or other investment (including the Company’s pro rata share (direct or indirect) of debt attributable to such investment) then owned, payable on the first business day of each month. Following the NAV pricing start date, the Company will pay the Advisor or its assignees a monthly fee equal to the greater of (a) the amount as calculated in the preceding sentence, and (b) one-twelfth (1⁄12) of 1% of the average of the Company’s daily NAV for the preceding month, payable on the first business day of each month.

Property Management Fees	Property management fees equal to 4.5% of the monthly gross receipts from the properties managed by the Property Manager will be payable monthly to the Property Manager. The Property Manager may subcontract the performance of its property management duties to third parties, and the Property Manager may pay all or a portion of its property management fees to the third parties with whom it subcontracts for these services. The Company will reimburse the costs and expenses incurred by the Property Manager on the Company’s behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, as well as the expenses of third-party service providers. The Company will not, however, reimburse the Property Manager for the fees of third-party service providers, for general overhead costs or for the wages and salaries and other employee-related expenses of employees of the Property Manager other than employees who are engaged in the on-site operation, management, maintenance or access control of the Company’s properties.

UNITED REALTY TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Form of Compensation	Amounts
Leasing Fees	The Company expects to engage the Property Manager to provide leasing services with respect to the Company’s properties. The Company will pay a leasing fee to the Property Manager in an amount that is equal to 2% of the sum of all rent payments that a tenant will be contractually obligated to make under a renewal lease at the time of the execution of such renewal lease and 5% of the sum of all rent payments that a tenant will be contractually obligated to make under a new lease at the time of the execution of such new lease. A leasing fee will be payable upon the execution of the applicable lease. The Property Manager may subcontract the performance of its leasing duties to third parties, and the Property Manager may pay all or a portion of its leasing fees to the third parties with whom it subcontracts for these services.

Oversight Fees	For services in overseeing property management and leasing services provided by any person or entity that is not the Property Manager or an affiliate of the Property Manager, the Company will pay the Advisor an oversight fee equal to 1% of the gross revenues of the property managed.

Operating Expenses	Commencing 12 months after the commencement of this offering, the Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor (except in limited circumstances) for any amount by which the Company’s total operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (x) 2% of average invested assets and (y) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. For these purposes, “average invested assets” means, for any period, the average of the aggregate book value of the Company’s assets (including lease intangibles) invested, directly or indirectly, in equity interests in and loans secured by real estate assets (including amounts invested in REITs and other real estate operating companies) before deducting depreciation or bad debts or other non-cash reserves, computed by taking the average of these values at the end of each month during the period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services, in addition to paying an asset management fee; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate disposition commissions.

Financing Coordination Fee	If the Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to finance properties or other investments, or that the Company assumes, directly or indirectly, in connection with the acquisition of properties or other investments, the Company will pay the Advisor or its assignees a financing coordination fee equal to 1% of the amount available or outstanding under such financing or such assumed debt. The Advisor may reallow some of or all this financing coordination fee to reimburse third parties with whom it may subcontract to procure such financing.

UNITED REALTY TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Form of Compensation	Amounts
Awards Under the Company’s Stock Incentive Plan	Under the Company’s stock incentive plan, the Company’s independent directors, officers and employees (if the Company ever has employees), employees of the Advisor and other affiliates, certain consultants to the Company and certain consultants to the Advisor and other affiliates who, directly or indirectly, provide consulting services to the Company, may be granted equity incentive awards in the form of stock options, stock appreciation rights, restricted stock, performance shares and other stock-based awards. The Company’s compensation committee will determine all awards under the stock incentive plan and the vesting schedule for the grants.

Supplemental Transaction-Based Advisory Fees	If the Company’s independent directors approve, the Company may engage URP, from time to time, to provide certain services, which might include brokerage services, services in connection with the origination or refinancing of debt, or advice in connection with joint venture opportunities and equity financing opportunities for the Company’s properties. The Company only would engage URP for such services, if it could provide the same level of service as an unaffiliated third party provider and at a cost similar to that of an unaffiliated third party. As a result, on a single acquisition transaction, the Company may pay to its affiliates an acquisition fee, a financing coordination fee, a supplemental brokerage fee, a supplemental financing fee and a supplemental joint venture advisory fee.

Compensation of Independent Directors	The Company pays each of its independent directors a retainer of $30,000 per year (the chairperson of the audit committee also will receive an additional annual award of $15,000), plus $2,000 for each board or board committee meeting the director attends in person, and $1,500 for each meeting the director attends by telephone or remotely. If there is a meeting of the board and one or more committees in a single day, the fees will be limited to $2,500 per day. The Company may issue Common Shares pursuant to the stock incentive plan in lieu of paying an independent director his or her annual fees or meeting fees in cash. The Company’s independent directors also may receive awards under the Company’s stock incentive plan. The Company’s compensation committee will determine all awards to the independent directors under the stock incentive plan and the vesting schedule for such awards.

Real Estate Disposition Commissions	For substantial assistance in connection with the sale of properties, the Company will pay the Advisor or its affiliates a real estate disposition commission equal to 2% of the contract sales price of such property, but in no event will such commission be greater than one-half of a real estate commission that is reasonable, customary and competitive in light of the size, type and location of the property; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6% of the contract sales price and a real estate commission that is reasonable, customary and competitive in light of the size, type and location of the property. The Company’s independent directors will determine whether the Advisor or its affiliates have provided substantial assistance to the Company in connection with the sale of a property. Substantial assistance in connection with the sale of a property includes the preparation by the Advisor or its affiliates of an investment package for the property (including an investment analysis, an asset description and other due diligence information) or such other substantial services performed by the advisor or its affiliates in connection with a sale.

UNITED REALTY TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Form of Compensation	Amounts
Subordinated Share of Annual Cash Flows	The Advisor will receive, annually, an amount equal to 15% of any net cash flows in respect of each calendar year remaining after payment to holders of Common Shares of distributions (including from sources other than operating cash flow) for such calendar year, such that the holders of Common Shares have received a 7% pre-tax, non-compounded annual return on the capital contributed by holders of Common Shares. “Net cash flows” means, for any period, the excess of: (i) the sum of (A) the Company’s revenues for such period, as determined under GAAP, from ownership and/or operation of properties, loans and other investments and (B) the net cash proceeds realized by the Company during such period from any sales of assets; over (ii) the sum of all costs and expenses paid or incurred by the Company, as determined under GAAP, that are in any way related to the Company’s operation or to corporate business, including advisory fees, the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and listing of Common Shares, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, incentive fees paid in compliance with the NASAA REIT Guidelines, acquisition fees and acquisition expenses, real estate commissions on the sale of property and other fees and expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property).

Sponsor Preferred Shares (or Common Shares, if Sponsor Preferred Shares are converted)	Upon (and for 180 days following) the occurrence of a Triggering Event, as defined in the prospectus that forms a part of the Company’s registration statement under “Description of Shares — Sponsor Preferred Shares,” each outstanding Sponsor Preferred Share becomes convertible into one Common Share for each $100 million, rounded down to the nearest $100 million, of gross proceeds raised by the Company through the date of conversion in this public offering and any subsequent public offering of Common Shares, combined. If the minimum offering is achieved, following the Company’s liquidation, dissolution or winding up, the Sponsor will receive 15% of the amount of any excess of the proceeds over the amount of Invested Capital, as defined below, plus a non-compounded pre-tax annual return to holders of Common Shares of 7% on Invested Capital. The term “Invested Capital” means the amount calculated by multiplying the total number of Common Shares issued by the Company by the original issue price for each such Common Share, reduced by an amount equal to the total number of Common Shares that the Company repurchased under its share repurchase program, as the same may be amended, supplemented or replaced from time to time, multiplied by the original issue price for each such repurchased Common Share when initially purchased from the Company.

UNITED REALTY TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Distributions

The Operating Partnership’s limited partnership agreement generally provides that the Operating Partnership will distribute cash available for distribution to the partners of the Operating Partnership in proportion to each such partner’s holding of GP Units and/or OP Units, at the times and in the amounts as determined by the Company, as the general partner.

6. Economic Dependency

The Company will be dependent on the Advisor or its affiliates for certain services that are essential to the Company, including the sale of the Common Shares, asset acquisition, management and disposition decisions and other general and administrative responsibilities. If the Advisor and its affiliates are unable to provide such services, the Company would be required to find alternative service providers.

7. Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to the disclosures in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our MD&A should be read in conjunction with our accompanying financial statements and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to United Realty Trust Incorporated, a Maryland corporation, and, as required by context, United Realty Capital Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”).

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events of our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have no significant operating history and, as of September 30, 2012, our assets totaled $1,656;

•	our ability to raise capital in our continuous public offering;

•	our ability to deploy effectively the proceeds we raise in our offering of shares of common stock, par value $0.01 per share (“Common Shares”);

•	changes in economic conditions generally and the real estate market specifically;

•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts (“REITs”);

•	the availability of credit;

•	interest rates; and

•	changes to generally accepted accounting principles in the United States (“GAAP”).

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed on any forward-looking statements included herein. All forward-looking statements are made as of the date this Quarterly Report is filed with the Securities and Exchange Commission (the “SEC”), and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made herein, whether as a result of new information, future events, changed circumstances or any other reason.

All forward-looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Registration Statement on Form S-11 (File No. 333-178651), as amended from time to time (the “Registration Statement”) filed with the SEC.

Overview

We were formed in November 2011 for the purpose of investing primarily in a diversified portfolio of income-producing real estate properties and other real estate-related assets. We intend to elect and qualify as a REIT beginning with the taxable year ended December 31, 2012. We intend to conduct substantially all of our investment activities and own all of our assets through our Operating Partnership, of which we are the sole general partner and a limited partner. The initial limited partner of the Operating Partnership is URTI LP, LLC, a Delaware limited liability company. United Realty Advisors LP, a Delaware limited partnership (our “Advisor”) will manage our day-to-day operations and our portfolio of properties and real estate-related assets.

On August 15, 2012, our Registration Statement was declared effective by the SEC. The Registration Statement covers our initial public offering of up to 120,000,000 Common Shares, consisting of up to 100,000,000 Common Shares in our primary offering on a “best efforts” basis and up to 20,000,000 Common Shares pursuant to our distribution reinvestment program (our “DRIP”).

As of September 30, 2012, we had not broken escrow in our initial public offering or acquired, originated or contracted to make any investments. We also had not identified any assets in which there is a reasonable probability that we will invest. Further, we had not identified any particular markets or asset types on which we intend to focus, and the exact markets and asset types that will ultimately be targeted by our Advisor will depend upon its evaluation of property prices and other economic considerations impacting the particular markets.

Results of Operations

We are a newly formed company and have no operating history. We are dependent upon proceeds received from our initial public offering to conduct our proposed activities. In addition, we currently do not own any properties or real estate-related assets. The capital required to purchase any property or real estate related asset will be obtained from the proceeds of our initial public offering and from any indebtedness that we may incur in connection with the acquisition of any property or thereafter. We were initially capitalized on November 17, 2011 with $200,000 from the sale of 18,182 Common Shares to United Realty Advisor Holdings LLC, a Delaware limited liability company (our “Sponsor”). On November 25, 2011, our Sponsor acquired 500,000 shares of preferred stock, subsequently exchanged for 500,000 Sponsor Preferred Shares, for an aggregate purchase price of $50,000.

Our Advisor will advance our organization and offering expenses to the extent we do not have the funds to pay such expenses. Organization and offering expenses advanced by our Advisor will not be liabilities to us unless and until our primary offering breaks escrow. If and when our primary offering breaks escrow, we will reimburse our Advisor up to 2% of the total offering price paid by investors (which includes proceeds to us from the sale of Common Shares, plus applicable selling commissions and dealer manager fee) for organization and offering expenses. Between November 25, 2011 and December 31, 2011, we paid $263,344 of offering costs, and received reimbursement of $15,000 from our Advisor. As of September 30, 2012, our Advisor had incurred $4,469,329.86 of organization and offering expenses that will be billed to us. As of the date of this report, we have no commitments to acquire any property or to make any other material capital expenditures.

If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.

Liquidity and Capital Resources

Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our investors, repurchases under our share repurchase program, and for the payment of interest on any outstanding indebtedness. Generally, cash needs for property acquisitions will be met through proceeds from the sale of Common Shares through our initial public offering and mortgage financing. We also may from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire.

We expect to meet our future short-term operating liquidity requirements through a combination of net cash provided by the operations of properties to be acquired in the future and proceeds from the sale of Common Shares.  Management expects that in the future, as we assemble an investment portfolio, our properties will generate sufficient cash flow to cover operating expenses and the payment of a monthly distribution. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from private offerings, proceeds from the sale of properties and undistributed funds from operations.

We expect to continue to raise capital through the sale of our Common Shares and to utilize the net proceeds from the sale of our Common Shares and proceeds from secured financings to complete future property acquisitions. As of September 30, 2012, the proceeds of our initial public offering had not met the escrow requirements required to draw on the proceeds and issue Common Shares. As of September 30, 2012 we had issued 18,182 Common Shares for gross proceeds of $200,000 and 500,000 shares of preferred stock for gross proceeds of $50,000.

Acquisitions

Our Advisor expects to evaluate potential acquisitions of real estate and real estate-related assets and to engage in negotiations with sellers and borrowers on our behalf. Investors should be aware that after a purchase contract is executed that contains specific terms the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest any unused proceeds from offerings of Common Shares in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

Distributions

We have not paid any distributions as of the date of this Quarterly Report. We intend to accrue and pay distributions on a regular basis beginning no later than the first calendar month after the calendar month in which we make our first real estate investment. There can be no assurance that such distributions will be paid to stockholders. As of September 30, 2012, we did not own any operating properties and had no historical operating cash flows. Additionally, our organizational documents permit us to pay distributions from unlimited amounts of any source, and we may use sources other than operating cash flows to fund distributions, including proceeds from our offering, which may reduce the amount of capital we ultimately invest in properties or other permitted investments, and negatively impact the value of your investment.

The amount of distributions payable to our stockholders will be determined by our board of directors and will be dependent on a number of factors, including funds available for distribution, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to qualify and maintain our status as a REIT. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured. Our Advisor may also defer, suspend and/or waive fees and expense reimbursements if we have not generated sufficient cash flow from our operations and other sources to fund distributions.

As our potential real estate portfolio matures, we expect cash flows from operations (reported in accordance with GAAP) to cover a significant portion of distributions and over time to cover the entire distribution. As our cash flows from operations become more significant, the Advisor may discontinue any practice it may have of forgiving fees and may charge the full fee owed to it in accordance with our agreements with the Advisor.

Loan Obligations

Our Advisor may, with approval from our independent directors, seek to borrow short-term capital that, when combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third parties on a case-by-case basis as acquisition opportunities present themselves simultaneously with our capital raising efforts. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fundraising activities. As additional equity capital is obtained, these short-term borrowings will be repaid.

Other Obligations

Our board of directors has adopted a share repurchase program that enables our stockholders to sell their Common Shares to us under limited circumstances. At the time a stockholder requests that we repurchase his, her or its Common Shares, we may, subject to certain conditions, repurchase the Common Shares presented for repurchase for cash to the extent we have sufficient funds available to fund such repurchase. As of September 30, 2012 we had sold fewer than the 200,000 Common Shares required in order for our initial public offering to break escrow. Therefore we had not yet met the precondition necessary for drawing on the proceeds from the sale of Common Shares and therefore have no Common Shares eligible for repurchase.

As of September 30, 2012, we had cash and cash equivalents of $1,656, which we expect to combine with the proceeds raised in our initial public offering, when and if the offering breaks escrow, in order to invest in real estate, pay debt service, pay operating expenses and pay stockholder distributions.

Critical Accounting Policies

Our consolidated interim financial statements have been prepared in accordance with GAAP. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our prospectus dated August 15, 2012 filed with the SEC. There have been no significant changes to our policies since August 15, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We may also be exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed-rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our Common Shares and that the losses may exceed the amount we invested in the instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not anticipate having any foreign operations and thus we do not expect to be exposed to foreign currency fluctuations.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our chief executive officer and chief accounting officer, together with other members of our management, after conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), concluded that our disclosure controls and procedures were effective as of September 30, 2012 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our prospectus dated August 15, 2012 filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this Quarterly Report, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and we did not repurchase any of our securities.

On August 15, 2012, our Registration Statement was declared effective by the SEC under the Securities Act, and we commenced our offering on that date. The Registration Statement covers our initial public offering of up to $1,287,250,000 of Common Shares, consisting of up to $1,097,250,000 of Common Shares in our primary offering and up to $190,000,000 of Common Shares pursuant to our DRIP. We reserve the right to reallocate the Common Shares we are offering between the primary offering and our DRIP. Allied Beacon Partners, Inc. will serve as the dealer manager for our best efforts offering and also may authorize other broker-dealers that are members of the Financial Industry Regulatory Authority, Inc. to sell our Common Shares. As of September 30, 2012, our escrow agent had not received sufficient offering proceeds to meet the minimum offering amount and, therefore, we had not issued any Common Shares or paid any commissions or fees for the distribution of the Common Shares pursuant to the public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K listed on the Exhibit Index (following the signatures section of this Quarterly Report) are included herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Realty Trust Incorporated

Date: November 14, 2012	By:	/s/ Jacob Frydman
Jacob Frydman
Chief Executive Officer, Secretary and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Kenneth Kahn
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 *	XBRL (eXtensible Business Reporting Language). The following materials from the United Realty Trust Incorporated Quarterly Report on Form 10-Q for the three months ended September 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholder’s Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_____________________

* Filed herewith

