Form 10-K
period 2012-12-31
United Realty Trust Inc
filed 2013-03-29
CIK 1536256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

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

Securities registered pursuant to section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is no established public market for the registrant’s shares of common stock. The registrant is currently conducting an ongoing initial public offering of its shares of common stock pursuant to its Registration Statement on Form S-11 (File No. 333-178651), which shares are being sold at, with respect to the first 5,000,000 shares, $10.45 per share, and, with respect to the remaining 95,000,000 shares, $11.00 per share, in each case inclusive of dealer manager fees and selling commissions, although discounts are available for certain categories of purchasers. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was zero

As of March 28, 2013, the registrant had 396,712 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

UNITED REALTY TRUST INCORPORATED

FORM 10-K

For the Fiscal Year Ended December 31, 2012

i

Forward-Looking Statements

Certain statements included in this Annual Report on Form 10-K (this “Annual Report”) that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events of our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have no significant operating history and, as of December 31, 2012, our assets totaled approximately $1.2 million;

•	our ability to raise capital in our continuous initial public offering (“IPO”);

•	our ability to deploy effectively the proceeds we raise in our offering of shares of common stock, par value $0.01 per share (“Common Shares”);

•	changes in economic conditions generally and the real estate market specifically;

•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts (“REITs”));

•	the availability of credit;

•	interest rates; and

•	changes to generally accepted accounting principles in the United States (“GAAP”).

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed on any forward-looking statements included herein. All forward-looking statements are made as of the date this Annual Report is filed with the Securities and Exchange Commission (the “SEC”), and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made herein, whether as a result of new information, future events, changed circumstances or any other reason.

All forward-looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Registration Statement on Form S-11 (File No. 333-178651), as amended from time to time (the “Registration Statement”) filed with the SEC.

PART I

Item 1.	Business.

Organization

We were incorporated on November 8, 2011 as a Maryland corporation intending to elect and qualify as a REIT for federal income tax purposes beginning with the taxable year that ended December 31, 2013. As a REIT, we generally will not be subject to corporate-level income taxes. To maintain REIT status, we will be required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders. If we failed to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.

On August 15, 2012, we commenced our IPO on a “best efforts” basis of up to 100,000,000 Common Shares (exclusive of 20,000,000 Common Shares available pursuant to our distribution reinvestment program (“DRIP”)), subject to certain volume and other discounts, pursuant to our Registration Statement. We were initially capitalized on November 17, 2011 with $200,000 from the sale of 18,182 Common Shares to United Realty Advisor Holdings LLC, a Delaware limited liability company (our “Sponsor”). On November 25, 2011, our Sponsor acquired 500,000 shares of preferred stock, subsequently exchanged for 500,000 shares of preferred stock classified as Sponsor Preferred Shares (the “Sponsor Preferred Shares”), for an aggregate purchase price of $50,000. As of December 31, 2012, we had 201,085 Common Shares outstanding with an aggregate value of approximately $2.2 million based on a per share value of $11.00. We are dependent upon the net proceeds from our IPO to conduct our operations.

We were formed for the purpose of investing primarily in a diversified portfolio of income-producing real estate properties and other real estate-related assets.

Substantially all of our business will be conducted through United Realty Capital Operating Partnership, L.P., a Delaware limited partnership (the “OP”). We are the sole general partner and holder of 99.01% of the units of the OP. URTI LP, LLC, a Delaware limited liability company and an affiliate of United Realty Advisors LP, a Delaware limited partnership (our “Advisor”), holds 182 OP units, which may be exchanged for the cash value of a corresponding number of Common Shares or, at our option, a corresponding number of Common Shares. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

We have no paid employees. We are managed by our Advisor and URA Property Management LLC, a Delaware limited liability company wholly owned by the Sponsor, which serves as our property manager (our “Property Manager”) unless services are performed by a third party for specific properties. Cabot Lodge Securities, LLC, a Delaware limited liability company that is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), serves as a soliciting dealer in our IPO. These related parties receive compensation and fees for services related to our IPO and for the investment and management of our assets. These entities will receive fees during our offering, acquisition, operational and liquidation stages.

Investment Objectives

We are The Dual Strategy REIT. We intend to invest primarily in interests in real estate located in the United States, with a primary focus on the eastern United States and in markets that we believe are likely to benefit from favorable demographic changes, or that we believe are poised for strong economic growth. We may invest in interests in a wide variety of commercial property types, including office, industrial, retail and hospitality properties, single-tenant properties, multifamily properties, age-restricted residences and in other real estate-related assets. We expect to build a high-quality portfolio intended to generate current income and to provide capital preservation, capital appreciation and portfolio diversification. Our properties may be existing income-producing properties, newly constructed properties or properties under development or under construction. We also may seek to acquire assets from sellers who are distressed or who face time-sensitive selling deadlines, or from owners or institutions who have acquired assets through foreclosure. We may acquire assets directly or through joint ventures, by making an equity investment in a project or by making a mezzanine or bridge loan with a right to acquire equity in the project. We also may buy debt secured by an asset with a view toward acquiring the asset through foreclosure. We also may originate or invest in mortgages, bridge or mezzanine loans and tenant-in-common interests, or entities that make investments similar to the foregoing. Further, we may invest in real estate-related securities, including securities issued by other real estate companies.

We expect to invest approximately 80% of our funds in direct real estate investments and other equity interests, and approximately 20% of our funds in debt interests, which may include bridge or mezzanine loans. We expect this breakdown to remain approximately the same even if we only raise the minimum offering amount or an amount substantially less than our maximum offering amount.

Our Dual Strategy

In order to meet our investment objectives we intend to embark on a dual strategy in building our portfolio. The first strategy will focus on acquiring existing stabilized cash-flowing assets to support stable, consistent dividend distributions to our stockholders. The second strategy will focus on acquiring opportunistic assets which we can reposition, redevelop or remarket to create value enhancement and capital appreciation.

By pursuing both strategies simultaneously we believe we can most effectively achieve our desired investment objectives. In executing on our investment objectives we will consider the state of the current real estate and capital markets in the United States in conjunction with our views of likely future developments which will impact on both the real estate and capital markets in the United States.

Prior to acquiring an asset, our Advisor will perform an analysis of the asset to determine whether it meets our investment criteria, including the probability of sale at an optimum price within our targeted holding period. Our Advisor will use the information derived from the analysis in determining whether the asset is an appropriate investment for us. We intend to employ our dual investment strategies, with a view towards generating current cash flow as well as realizing growth in the value of our assets and hedging against inflation. We intend that our overall strategy will involve one or more of the following attributes:

•	Diversified Portfolio — Once we have invested substantially all the proceeds of our IPO, we expect that we will have acquired a well diversified portfolio based on property type, geography, investment strategy, tenant mix, lease expirations and other factors;

•	Growth Markets or Growth Opportunities — We expect that our properties either will be located in established or growing markets based on trends in population growth, employment, household income, employment diversification and other key demographic factors, or will be opportunities for value enhancement based on the need for recapitalization, repositioning or redevelopment; and

•	Discount To Replacement Cost — In the current acquisition environment, we expect to acquire properties at values based on current rents and at a substantial discount to replacement cost.

We intend to focus on maximizing stockholder value. Some of the key elements of our financial strategy include:

•	Seasoned Management — We will acquire and manage the portfolio through our Advisor and its affiliates, including our Sponsor’s seasoned team of nine professional managers who, although they have no experience managing a public REIT, have over 150 years of combined operating history and extensive knowledge and expertise in commercial real estate;

•	Property Focus — We will utilize a property-specific focus that combines intensive leasing plans with cost containment measures, with the expectation that it will deliver a solid and stable income stream;

•	Stable Distributions — We intend to make monthly distributions. While we will seek to make distributions from operating revenues, in some circumstances we may make distributions at least partially from sources such as the proceeds of our IPO or borrowings. Distributions from such sources would reduce the funds available for investment in properties and would reduce the amount of distributions we could make in the future. For more information, see “Risk Factors — Risks Related to an Investment in United Realty Trust Incorporated”;

•	Prudent Leverage — We will target a prudent leverage strategy with an approximately 65% loan-to-value ratio on our portfolio (calculated once we have invested substantially all the offering proceeds). For purposes of calculating our 65% target leverage, we will determine the loan-to-value ratio on our portfolio based on the greater of the aggregate cost and the fair market value of our investments and other assets. Our charter allows us to incur leverage up to 300% of our total “net assets” (as defined in Section I.B of the Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted by the membership of the North American Securities Administrators Association on May 7, 2007 (the “NASAA REIT Guidelines”)) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. We may only exceed this 300% limit with the approval of a majority of our independent directors;

•	Upside Potential — We expect our portfolio to have upside potential from a combination of lease-up, rent growth, cost containment and increased cash flow; and

•	Exit Strategy — We expect to sell our assets, sell or merge our company or list our company, within six to nine years after the end of our IPO.

Our primary investment objectives are:

•	to provide stockholders with stable cash distributions;

•	to preserve and protect stockholders’ capital contributions;

•	to provide stockholders with portfolio diversification;

•	to realize growth in the value of our assets upon the sale of such assets; and

•	to provide stockholders with the potential for future liquidity through the sale of our assets, a sale or merger of our company or a listing of our Common Shares on a national securities exchange.

We intend to hold our assets for a period of three to six years from the termination of our IPO. We believe that holding our assets for this period will enable us to capitalize on the potential for increased income and capital appreciation of such assets while also providing for a level of liquidity consistent with our investment strategy and life span. Nonetheless, we may consider investing in properties and other assets with a different holding period if such investments provide an opportunity for an attractive return in a period that is consistent with the life of our company. Further, economic or market conditions may influence us to hold our investments for different periods of time.

We may modify our acquisition and investment policies if our Common Shares become listed for trading on a national securities exchange. For example, upon listing of our Common Shares, we may choose to sell more volatile properties and use the proceeds to acquire properties that are more likely to generate a stable return. Other factors also may cause us to modify our acquisition and investment policies.

Investments in Real Property

With respect to our first strategy, we will invest primarily in existing, stabilized income-producing properties which have shorter-term leases or leases which provide for periodic increases through fixed rent increases or adjustment based on increases in the consumer price index, as a way to guard against potential inflation. Therefore, we will generally not seek to acquire properties which are fully leased on a long-term basis with fixed rents which are not adjustable if inflation occurs, except where leases are of shorter duration, or where our objectives may be achieved from other characteristics of such properties.

With respect to our second strategy, we will invest primarily in assets that we believe may be repositioned or redeveloped so that they will reach an optimum value within three to six years from the termination of our IPO. We may acquire properties with lower tenant quality or low occupancy rates and reposition them by seeking to improve the property, tenant quality and occupancy rates and thereby increase lease revenues and overall property value. Further, we may invest in properties that we believe are an attractive value because all or a portion of the tenant leases expire within a short period after the date of acquisition, and we intend to renew leases or replace existing tenants at the properties for improved returns. We may acquire properties in markets that are depressed or overbuilt with the anticipation that, within our targeted holding period, the markets will recover and favorably impact the value of these properties. We may also acquire properties from sellers who are distressed or face time-sensitive deadlines with the expectation that we can achieve better success with the properties. Many of the markets where we will acquire properties may have high growth potential in real estate lease rates and sale prices.

In making investment decisions for us, our Advisor will consider relevant real estate property and financial factors, including the location of the property, its suitability for any development contemplated or in progress, its income-producing capacity, the prospects for long-range appreciation and its liquidity and income tax considerations.

Except with respect to limitations on acquiring properties located outside of the United States or in land not yet approved for development, we are not limited in the number or size of properties we may acquire or the percentage of net proceeds of our IPO that we may invest in a single property. The number and mix of properties we acquire will depend upon real estate and market conditions and other circumstances existing at the time we acquire our properties and the amount of proceeds we raise in our IPO.

We believe that successful commercial real estate investment requires the implementation of strategies that permit favorable purchases, effective asset and property management for enhanced current returns and maintenance of higher relative property values, and timely disposition for attractive capital appreciation. Our Advisor uses modeling tools that our Advisor believes will help us identify favorable property acquisitions and enable it to forecast growth. Using these tools together with our overall strategies, including individual market monitoring and ongoing analysis of macro- and micro-regional economic cycles, we expect to be better able to identify favorable acquisition targets, increase current returns and current distributions to investors, maintain higher relative portfolio property values, conduct appropriate development or redevelopment activities and execute timely dispositions at appropriate sales prices to enhance capital gains distributable to our investors.

Generally, the purchase price that we will pay for any property will be based on the fair market value of the property as determined by a majority of our directors. In the cases where a majority of our independent directors require and in all cases in which the transaction is with our Sponsor, any of our directors or our Advisor or its affiliates, we will obtain an appraisal of fair market value by an independent expert selected by our independent directors. Regardless, we will generally obtain an independent appraisal for each property in which we invest. However, we will rely on our own independent analysis and not on appraisals in determining whether to invest in a particular property. Appraisals are estimates of value and should not be relied upon as measures of true worth or realizable value.

The purchase of any property type will be based upon the best interests of our company and our stockholders as determined by our board of directors and taking into consideration the same factors discussed above. Additionally, we may acquire properties that are under development or construction, undeveloped land, options to purchase properties and other real estate assets. In fact, we may invest in whatever types of interests in real estate that we believe are in our best interests.

Other Real Estate and Real Estate-Related Loans and Securities

Although not our primary focus, we may, from time to time, make investments in other real estate properties and real estate-related loans and securities. We do not expect these types of assets to exceed 20% of the proceeds of our IPO, assuming we sell the maximum offering amount. If we raise only the minimum offering amount or substantially less than our maximum offering amount and we acquire a real estate-related asset early in our offering stage, our investments in real estate-related loans and securities could constitute a greater percentage of our portfolio, although we do not expect those assets to represent a substantial portion of our assets at any one time. With respect to our investments in real estate-related assets, including mortgages, mezzanine, bridge and other loans, debt and derivative securities related to real estate and any non-controlling equity investments in other public REITs or real estate companies, we will focus primarily on investments in first mortgages secured by commercial properties. We do not intend that our investments in securities will require us or any of our subsidiaries to register as an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Real Estate-Related Loans

We will focus on first and second mortgage loans. Other mortgage investments may consist of B-notes, mezzanine loans, bridge loans, distressed loans or “loan-to-own” opportunities. Our real estate-related loan strategy will be opportunistic. As a result, our board of directors has not placed any limitations on investments real estate-related loans as to factors such as credit rating or loan-to-value ratio.

Enhanced-Return Properties

We may invest in enhanced-return properties, which are higher-yield and higher-risk investments that may not be as well located or well occupied as the substantial majority of our properties. Examples of enhanced-return properties that we may acquire and reposition include: properties with moderate vacancies or near-term lease rollovers; poorly managed and positioned properties; properties owned by distressed sellers; and build-to-suit properties.

Investments in Equity Securities

We may make equity investments in other REITs and other real estate companies that operate assets meeting our investment objectives. We may purchase the common or preferred stock of these entities or options to acquire their stock. We may target a public company that owns commercial real estate or real estate-related assets when we believe its stock is trading at a discount to that company’s net asset value. We may eventually seek to acquire or gain a controlling interest in the companies that we target. We do not expect our non-controlling equity investments in other public companies to exceed 5% of the proceeds of our IPO, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time.

Borrowing Policies

We may use borrowing proceeds to finance acquisitions of new properties or other real estate-related loans and securities; to originate new loans; to pay for capital improvements, repairs or tenant build-outs to properties; to pay distributions; or to provide working capital. Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. Our investment strategy is to utilize primarily secured and possibly unsecured debt to finance our investment portfolio; however, given the current debt market environment, we may elect to forego the use of debt on some of or all our future real estate acquisitions. We may elect to secure financing subsequent to the acquisition date on future real estate properties and initially acquire investments without debt financing. To the extent that we do not finance our properties and other investments, our ability to acquire additional properties and real estate-related investments will be restricted.

Once we have fully invested the proceeds of our IPO, assuming we sell the maximum amount, our portfolio-wide loan-to-value ratio (calculated after the close of our IPO) will be approximately 65%. For purposes of calculating our 65% target leverage, we will determine the loan-to-value ratio on our portfolio based on the greater of the aggregate cost and the fair market value of our investments and other assets. There is no limitation on the amount we may borrow for the purchase of any single asset. Our charter allows us to incur leverage up to 300% of our total “net assets” (as defined in Section I.B of the NASAA REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. We may only exceed this 300% limit if a majority of our independent directors approves each borrowing in excess of this limit and we disclose such borrowing to our stockholders in our next quarterly report along with a justification for the excess borrowing. For example purposes only, substantial justification could be found by the independent directors: (a) if the value of our portfolio declined and new borrowings were necessary to repay existing obligations; (b) to pay sufficient distributions to maintain our REIT status; or (c) to buy a property where an exceptional acquisition opportunity presents itself and the terms of the debt and nature of the property are such that the debt does not materially increase the risk that we would become unable to meet our financial obligations as they became due. During the early stages of our IPO, and to the extent financing in excess of our charter limit is available at attractive terms, we believe that the majority of our independent directors may be more likely to approve debt in excess of this limit. In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by our board of directors at least quarterly.

The form of our indebtedness may be long-term or short-term, secured or unsecured, fixed or floating rate or in the form of a revolving credit facility or repurchase agreements or warehouse lines of credit. Our Advisor will seek to obtain financing on our behalf on the most favorable terms available. For a discussion of the risks associated with the use of debt, see “Risk Factors — Risks Associated with Debt Financing.”

Except with respect to the borrowing limits contained in our charter, we may reevaluate and change our debt policy in the future without a stockholder vote. Factors that we would consider when reevaluating or changing our debt policy include: then-current economic conditions, the relative cost and availability of debt and equity capital, any investment opportunities, the ability of our properties and other investments to generate sufficient cash flow to cover debt service requirements and other similar factors. Further, we may increase or decrease our ratio of debt to book value in connection with any change of our borrowing policies.

We will not borrow from our Advisor or its affiliates to purchase properties or make other investments unless a majority of our directors, including a majority of the independent directors not otherwise interested in the transaction, approves the transaction after determining that it is fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties. In order to arrive at such a determination, our directors will examine data regarding comparable loans between unaffiliated parties in consultation with counsel and independent financial advisors, investment bankers or mortgage brokers.

Distribution Policy

To maintain our qualification as a REIT, we are required to make aggregate annual distributions to our stockholders of at least 90% of our annual REIT taxable income (which does not necessarily equal net income as calculated in accordance with GAAP). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. We calculate our monthly distributions based upon daily record and distribution declaration dates so investors may be entitled to distributions immediately upon purchasing our Common Shares.

On December 28, 2012, our board of directors declared daily distributions on our Common Shares at a daily rate of $0.00210958904 per Common Share, which equates to an annual rate of $0.77 per Common Share based on a 365-day year. The distributions began to accrue as of daily record dates beginning on January 1, 2013, and are aggregated and paid monthly, on payment dates determined by us, to stockholders who hold Common Shares as of such daily record dates. On February 15, 2013 we paid $13,475 in distributions to stockholders for the month of January 2013. In addition, on March 15, 2013 we paid $17,934 in distributions to stockholders for the month of February 2013. Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured. There is no assurance that we will continue to declare distributions at this rate.

Tax Status

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2013. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

Competition

The retail, lodging, office, industrial and residential real estate markets are highly competitive. We will compete with other owners and operators of retail, lodging, office, industrial and residential real estate. The continued development of new retail, lodging, office, industrial and residential properties has intensified the competition among owners and operators of these types of real estate in many market areas in which we intend to operate. We will compete based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels and rental rates and on the operating expenses of certain of our properties.

In addition, we will compete with other entities engaged in real estate investment activities to locate suitable properties to acquire and to locate tenants and purchasers for our properties. These competitors include other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are also other REITs with asset acquisition objectives similar to ours, and others may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we will have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities may seek financing through similar channels. Therefore, we may compete for institutional investors in a market where funds for real estate investment may decrease.

Competition from these and other third-party real estate investors may limit the number of suitable investment opportunities available to us. It also may result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms.

Regulations

Our investments will be subject to various federal, state and local laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We believe that we will be able to obtain all permits and approvals necessary under current law to operate our investments.

Environmental

As an owner of real estate, we will be subject to various environmental laws of federal, state and local governments. We believe that compliance with environmental laws will not have a material adverse effect on our financial condition or results of operations. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties that we may acquire directly or indirectly in the future. We intend to hire third parties to conduct Phase I environmental reviews of the real property that we intend to purchase.

Employees

We have no direct employees. The employees of our Advisor and other affiliates will perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage and investor relations services.

We will be dependent on these affiliates for services that are essential to us, including the sale of Common Shares, asset acquisition decisions, property management and other general administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.

Financial Information About Industry Segments

Our business is anticipated to consist of owning, managing, operating, leasing, acquiring, investing in and disposing of real estate assets. We expect that all of our consolidated revenues will be from our consolidated real estate properties. We will internally evaluate operating performance on an individual property level and view all of our real estate assets as one industry segment, and, accordingly, all of our properties will be aggregated into one reportable segment. Please see Part IV, Item 15 — Exhibits and Financial Statement Schedules, included elsewhere in this Annual Report for more detailed financial information.

Available Information

We will electronically file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. We also filed with the SEC our Registration Statement in connection with our IPO. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us at www.unitedrealtytrust.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Annual Report.

Item 1A.	Risk Factors.

Risks Related to an Investment in United Realty Trust Incorporated

There is no public trading market for our Common Shares, and there may never be one; therefore, it will be difficult for you to sell your Common Shares except pursuant to our share repurchase program. If you sell your Common Shares to us under our share repurchase program, you may receive less than the total price you paid for the Common Shares.

There currently is no public market for our Common Shares, and there may never be one. If you are able to find a buyer for your Common Shares, you may not sell your Common Shares unless the buyer meets applicable suitability and minimum purchase standards and the sale does not violate state securities laws. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of our outstanding Common Shares, unless exempted by our board of directors (prospectively or retroactively), which may inhibit large investors from desiring to purchase your Common Shares.

Repurchase of Common Shares through our share repurchase program may be the only way to dispose of your Common Shares, but there are a number of limitations placed on such repurchases. Prior to the NAV pricing start date, stockholders may have their Common Shares repurchased (a) in the case of hardship, at the total offering price paid, or (b) in the sole discretion of our Advisor, at a price equal to 92% of the total offering price paid, but in neither event at a price greater than the offering price per Common Share under our DRIP. Following the NAV pricing start date, the Common Shares may be repurchased at a price equal to 95% of the NAV per Common Share as of the repurchase date (although while the primary offering is ongoing, in no event will the repurchase price following the NAV pricing start date exceed the then-current offering price under the primary offering), not the original total offering price. As used in this Annual Report, (a) “NAV” means net asset value, (b) “NAV pricing start date” means the earliest to occur of: (i) our investing in assets with an aggregate cost, including our pro rata share (direct or indirect) of debt attributable to such assets, in excess of $1 billion; (ii) our raising net offering proceeds of in excess of $650 million in our primary offering; and (iii) the date that is 29 months following the commencement of our IPO and (c) “hardship,” with respect to a stockholder, means: (i) the death of the stockholder; (ii) the bankruptcy of the stockholder; (iii) a mandatory distribution under the stockholder’s IRA; or (iv) another involuntary exigent circumstance, as approved by our board.

Moreover, our share repurchase program includes numerous restrictions that would limit your ability to sell your Common Shares to us, including a requirement that you shall have held your Common Shares for a period of one year before they will be eligible for repurchase. Therefore, you may be required to sell your Common Shares at a substantial discount to the price you originally paid. Furthermore, our board of directors reserves the right, in its sole discretion, at any time and from time to time, to amend the terms of, suspend or terminate our share repurchase program. Additionally, our board of directors reserves the right, in its sole discretion, to reject an individual stockholder’s request for repurchase for any reason at any time. Therefore, it will be difficult for you to sell your Common Shares promptly or at all.

It also is likely that your Common Shares would not be accepted as the primary collateral for a loan. You should purchase the Common Shares only as a long-term investment because of the illiquid nature of the Common Shares. See “Investor Suitability Standards,” “Description of Shares — Restrictions on Ownership of Shares” and “Share Repurchase Program” in our prospectus for a more complete discussion on the restrictions on your ability to transfer your Common Shares.

You are limited in your ability to sell your Common Shares pursuant to our share repurchase program and may have to hold your Common Shares for an indefinite period of time.

Our board of directors may amend the terms of our share repurchase program without stockholder approval. Our board of directors also is free to suspend or terminate the program or to reject any request for repurchase. In addition, our share repurchase program includes numerous restrictions that would limit your ability to sell your Common Shares. Our ability to fulfill repurchase requests is subject to a number of limitations. Most importantly, most of our assets will consist of real estate properties which cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. In addition, following the NAV pricing start date, we will limit Common Shares repurchased during a calendar quarter to 5% of our NAV as of the last day of the previous calendar quarter, or approximately 20% of our NAV in any 12-month period. Please note that the NAV pricing start date could occur as late as the date that is 29 months following the commencement of our IPO. Furthermore, our board of directors may limit, modify or suspend our share repurchase program, and our Advisor may limit the amount of repurchases on a quarterly basis. Repurchase of Common Shares through our share repurchase program may be the only way to dispose of your Common Shares, but there are a number of limitations placed on such repurchases. Prior to the NAV pricing start date, stockholders may have their Common Shares repurchased (a) in the case of hardship, at the total offering price paid, and (b) otherwise, in the discretion of our board of directors, at 92% of the total offering price paid, but in neither event at a price greater than the offering price per Common Share under our DRIP. Following the NAV pricing start date, the Common Shares may be repurchased at a price equal to 95% of the NAV per Common Share as of the repurchase date; provided, however, that while the primary offering is ongoing, in no event will the repurchase price following the NAV pricing start date exceed the then-current offering price under the primary offering. See the section of our prospectus titled “Share Repurchase Program.”

Our IPO is a blind pool offering, so you will not have the opportunity to evaluate our investments before we make them.

Because we have made no investments in real estate or real estate-related assets, we have not entered into any purchase and sale agreements as of the date of this Annual Report. Therefore, we are not able to provide you with information to evaluate our investments prior to acquisition. We will seek to invest substantially all our offering proceeds available for investment, after the payment of fees and expenses, in the acquisition of real estate and real estate-related assets. We have established policies relating to the creditworthiness of tenants, but our board of directors will have wide discretion in implementing these policies, and you will not have the opportunity to evaluate potential tenants. In light of our desire to purchase properties that we believe present an opportunity for enhanced future value, the creditworthiness of existing tenants may not be a significant factor in determining whether to acquire the property. We anticipate that we will invest in properties that we believe may be repositioned for greater value due, in whole or in part, to the presence of tenants that do not have strong credit. In such cases, our strategy will include repositioning the property to attract new, more creditworthy or different types of tenants. For a more detailed discussion of our investment policies, see the section of our prospectus titled “Investment Objectives and Criteria — Acquisition Policies.”

We and our Advisor have no operating history, we have no established financing sources, our Sponsor has no experience operating a public REIT, and the performance of the prior real estate investment programs of the principals of our Sponsor may not be indicative of our future results.

We and our Advisor have no operating history. You should not rely upon the past performance of other real estate investment programs sponsored by Jacob Frydman, our chief executive officer and secretary and the chairman of our board of directors, and Eli Verschleiser, our president and treasurer and a director, who are the principals of our Sponsor, to predict our future results. We were incorporated on November 8, 2011 and, as of the date of this Annual Report, have made no investments in real estate or real estate-related assets. Accordingly, the prior performance of real estate investment programs sponsored by the principals of our Sponsor may not be indicative of our future results.

Moreover, we have no established financing sources other than our offering proceeds. If our capital resources are insufficient to support our operations, we will not be successful.

You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful in this market, we must, among other things:

•	identify and acquire investments that further our investment strategies;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate properties and other investments, as well as for potential investors in us; and

•	continue to build and expand our operations structure to support our business.

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause you to lose all or a portion of your investment.

Our Sponsor has no experience in managing a public REIT.

Our Sponsor was formed on July 1, 2011 and has limited operating history. Further, our Sponsor has no experience operating a public REIT in compliance with the numerous technical restrictions and limitations set forth in the Code applicable to REITs or in compliance with the restrictions required to maintain an exemption from the Investment Company Act. Our Sponsor’s lack of experience in managing an investment portfolio under regulatory constraints applicable to public REITs may hinder our ability to achieve our investment objectives. In addition, our Sponsor’s lack of experience in managing a public REIT makes it more likely that we will experience challenges that could hinder our operations or otherwise adversely affect our status as a REIT and our ability to maintain our exemption from registration under the Investment Company Act.

We may suffer from delays in locating suitable investments, which could adversely affect the return on your investment.

Our ability to achieve our investment objectives and to make distributions to our stockholders is dependent upon the performance of our Advisor in the acquisition of our investments and the determination of any financing arrangements, as well as the performance of our Property Manager in the selection of tenants and the negotiation of leases. The current market for properties that meet our investment objectives is highly competitive, as is the leasing market for such properties. The more Common Shares we sell in our IPO, the greater our challenge will be to invest all the net offering proceeds on attractive terms. You will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the oversight of our board of directors, the management ability of our Advisor and the performance of our Property Manager. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms.

Additionally, as a public company, we are subject to the ongoing reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Pursuant to the Exchange Act, we may be required to file with the SEC financial statements of properties we acquire or, in certain cases, financial statements of the tenants of the acquired properties. To the extent any required financial statements are not available or cannot be obtained, we will not be able to acquire the property. As a result, we may not be able to acquire certain properties that otherwise would be a suitable investment. We could suffer delays in our property acquisitions due to these reporting requirements.

Furthermore, where we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, you could suffer delays in the receipt of distributions attributable to those particular properties.

Delays we encounter in the selection, acquisition and development of properties could adversely affect your returns. In addition, if we are unable to invest our offering proceeds in real properties in a timely manner, we will hold the proceeds of our IPO in an interest-bearing account, invest the proceeds in short-term, investment-grade investments or, ultimately, liquidate. In such an event, our ability to pay distributions to our stockholders and the returns to our stockholders would be adversely affected.

The principals of our Sponsor have been involved in investments that have faced adverse business developments, including, in the case of our chairman, bankruptcies.

Messrs. Frydman and Verschleiser, the principals of our Sponsor, have been involved in prior programs and investment activities that faced adverse business developments, and certain projects with which Mr. Frydman was involved resulted in bankruptcy filings. For more information on these adverse business developments, please see the sections of our prospectus titled “Prior Performance Summary —Recent Adverse Business Developments.” These adverse developments may negatively affect a potential investor’s assessment of our ability to meet our investment objectives, which in turn may hinder our ability to raise substantial funds in our IPO. If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make, which may negatively affect the value of your investment.

We will make some or all our distributions from sources other than our cash flow from operations; this will reduce our funds available for the acquisition of properties, and your overall return may be reduced.

Our organizational documents permit us to make distributions from any source, including from the proceeds of our IPO or other offerings, cash advances to us by our Advisor, cash resulting from a waiver of asset management fees, and borrowings, including borrowings secured by our assets. We will make some of or all our distributions from financings or the net proceeds from our IPO; this will reduce the funds available for acquiring properties and other investments, and your overall return may be reduced. Further, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our Common Shares will be reduced. Our organizational documents do not limit the amount of distributions we can fund from sources other than operating cash flow.

You may be more likely to sustain a loss on your investment because our Sponsor does not have as strong an economic incentive to avoid losses as does a sponsor that has made significant equity investments in its company.

Our Sponsor has only invested $250,000 in us, through the purchase of 18,182 Common Shares at $10.00 per share, and 500,000 shares of preferred stock, subsequently exchanged for 500,000 Sponsor Preferred Shares, at $0.10 per share. Therefore, if we are successful in raising enough proceeds to be able to reimburse our Sponsor for our significant organization and offering expenses, our sponsor will have less exposure to loss, notwithstanding its ownership of the Sponsor Preferred Shares, if the value of our Common Shares decreases, than it would if it held a greater number of Common Shares. Without a large holding of Common Shares by our Sponsor aligning the incentives of our Sponsor with those of our stockholders, our stockholders may be at a greater risk of loss.

To the extent offering proceeds are used to pay fees to our Advisor or its affiliates or to fund distributions, our investors will realize dilution and later investors also may realize a lower rate of return than investors who invest earlier in our IPO.

Our Advisor and its affiliates provide services for us in connection with, among other things, the offer and sale of our Common Shares, the selection and acquisition of our investments, the management and leasing of our properties, the servicing of our mortgage, bridge, mezzanine or other loans and the disposition of our assets. We pay them substantial upfront fees for some of these services, which reduces the amount of cash available for investment in real estate or distribution to you. Largely as a result of these substantial fees, we expect that approximately 87.49% of the total offering price received from investors will be available for investment in real estate, depending primarily upon the number of Common Shares we sell.

In addition, we may use offering proceeds to fund distributions, and later investors who do not receive those distributions will therefore experience additional immediate dilution of their investment. Also, to the extent we incur debt to fund distributions earlier in our IPO, the amount of cash available for distributions in future periods will be decreased by the repayment of such debt.

The use of offering proceeds to pay fees to our Advisor and its affiliates or to fund distributions increases the risk that the amount available for distribution to stockholders upon a liquidation of our portfolio would be less than the purchase price of the Common Shares in our IPO.

Investors who invest in us at the beginning of our IPO may realize a lower rate of return than later investors.

There can be no assurances as to when we will begin to generate sufficient cash flow to fully fund the payment of distributions. As a result, investors who invest in us before we generate significant cash flow may realize a lower rate of return than later investors. We expect to have little cash flow from operations available for distribution until we make substantial investments. In addition, to the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation. Therefore, until such time as we have sufficient cash flow from operations to fully fund the payment of distributions therefrom, some of or all our distributions will be paid from other sources, such as from the proceeds of our IPO, cash advances to us by our Advisor, cash resulting from a waiver of asset management fees, and borrowings, including borrowings secured by our assets, in anticipation of future operating cash flow.

Investors who invest in us before the NAV pricing start date may be diluted if the NAV pricing start date occurs before the end of our primary offering and our NAV per Common Share falls below the price such investors paid. If, during our primary offering, our daily NAV falls significantly below our offering price, investors may be deterred from purchasing Common Shares.

Following the NAV pricing start date, the offering price per Common Share under our DRIP and the share repurchase program will vary from day to day based on our NAV per Common Share on each business day. Investors who invest in us before the NAV pricing start date may be diluted if the NAV pricing start date occurs before the end of our primary offering and our NAV per Common Share falls below the price such investors paid, because other stockholders may purchase shares under our DRIP at the lower price of NAV per Common Share. If, during our primary offering, our daily NAV falls significantly below our offering price, investors may be deterred from purchasing Common Shares. If we do not raise significant additional funds in our IPO, it is likely that we will not be able to achieve optimal diversification and that our profitability will fluctuate with the performance of individual assets. We are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Your investment in our Common Shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In addition, to the extent we are not able to raise additional funds, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to pay distributions could be adversely affected.

There will be dilution of stockholders’ interests upon conversion of the Sponsor Preferred Shares.

Our Sponsor holds 500,000 Sponsor Preferred Shares that are convertible into Common Shares, as described under the section of our prospectus titled “Stock Ownership.” The Sponsor Preferred Shares are convertible into Common Shares upon (and for 180 days following) the occurrence of a Triggering Event, as specifically described in the section of our prospectus titled “Description of Shares — Sponsor Preferred Shares”. The conversion of the Sponsor Preferred Shares into Common Shares will result in dilution of the interests of holders of Common Shares.

If the Sponsor Preferred Shares become convertible into Common Shares, each outstanding Sponsor Preferred Share may be converted into one Common Share for each $100 million, rounded down to the nearest $100 million, of gross proceeds raised by us through the date of conversion in our IPO and any subsequent public offering of Common Shares, combined.

Our Sponsor, as the sole manager of the general partner of our Advisor, can influence the conversion of the Sponsor Preferred Shares issued to it and the resulting dilution of other stockholders’ interests. See the section of our prospectus titled “Conflicts of Interest — Conflicts with Respect to Sponsor Preferred Shares.”

The Sponsor Preferred Shares have preferences that limit the amount of proceeds that the holders of Common Shares may receive upon our liquidation, dissolution or winding up.

Our Sponsor holds all the outstanding 500,000 Sponsor Preferred Shares, which have a preference upon our liquidation, dissolution or winding up as described below. Upon our liquidation, dissolution or winding up, the Sponsor Preferred Shares will receive a preference in the amount of 15% of any excess of the net sales proceeds from the sale of all the assets in connection with such liquidation, dissolution or winding up over the amount of Invested Capital, as defined in the section of our prospectus titled “Description of Shares — Sponsor Preferred Shares,” plus a cumulative non-compounded pre-tax annual return to holders of Common Shares of 7% on Invested Capital. Our Sponsor can influence whether substantially all of our assets, stock or business is transferred or sold, whether our Common Shares are listed and whether our advisory agreement is terminated or allowed to expire without renewal, resulting in the convertibility of the Sponsor Preferred Shares into Common Shares. The effect of the conversion of the Sponsor Preferred Shares is that our Sponsor would own approximately 2.7% to 5.5% of the total number of Common Shares outstanding following the conversion (assuming (a) the maximum selling commissions and dealer manager fee, and (b) no reinvestments of distributions), pursuant to the conversion ratio applicable to the Sponsor Preferred Shares, in exchange for an aggregate payment of $50,000. See the section of our prospectus titled “Description of Shares — Sponsor Preferred Shares.”

There is a dilutive effect to investors who purchase our Common Shares at $10.00 plus selling commissions and dealer manager fee of $1.00 per Common Share, for a total offering price of $11.00 per Common Share, rather than at the initial offering price of $9.50 per Common Share plus selling commissions and dealer manager fee of $0.95 per Common Share, for a total offering price of $10.45 per Common Share.

Investors who purchase our Common Shares at $10.45 per Common Share receive a discounted price compared to investors who purchase after the first 5,000,000 Common Shares have been sold. Investors who purchase our Common Shares at $11.00 experience dilution because the sale of some of our Common Shares at $10.45 results in the average price per Common Share being less than $11.00. The Common Shares are identical in terms of rights to distributions, voting and other rights, but the purchasers who acquire Common Shares at $11.00 per Common Share will pay a comparative premium over the $10.45-per-Common-Share purchasers.

The investment objectives of the prior programs of the principals of our Sponsor, and the investment objectives of Eli Verschleiser’s non-public program investments, and of Jacob Frydman’s investments for his own account, were markedly different from our own, so the performance of such prior investments are not indicative of the returns, if any, we may achieve.

Our primary investment objectives are to achieve stable cash distributions, preservation of capital, diversification, growth, and future liquidity, through a dual strategy involving acquisitions of stabilized, cash-flowing properties and of opportunistic properties. The section of our prospectus titled “Prior Performance Summary” and the tables included in Appendices A-1 and A-2 therein, which we have filed with the SEC, disclose the prior performance of affiliates of our Sponsor, but the investment objectives of the programs and other investments disclosed were markedly different from our own. For example, prior investment objectives of some of Mr. Frydman’s prior investments were capital appreciation with a secondary objective of income, which differ from the company’s investment objectives of stable cash distributions, preservation of capital contributions, portfolio diversification, growth in the value of our assets upon their sale and the potential for future liquidity. Additionally, Mr. Verschleiser’s non-public program investments were made with an investment objective of generating returns from the sale of real estate owned or foreclosed properties acquired from banks and servicers at bulk sale pricing. Because the investment objectives of such prior programs and other investments diverged so widely from ours, the results of those programs and other investments are not indicative of the returns, if any, we may achieve.

Our Advisor will receive a subordinated share of annual cash flows for years in which a specified return to holders of our Common Stock is achieved. However, if the return is not achieved in subsequent years, and even if our company suffers a loss, our Advisor will not be obligated to return to our company any portion of the subordinated share of annual cash flows it has received.

Our Advisor will receive, annually, an amount equal to 15% of any net cash flows in respect of each calendar year remaining after payment to holders of Common Shares of distributions (including from sources other than operating cash flow) for such calendar year, such that the holders of Common Shares have received a 7% pre-tax, non-compounded annual return on the capital contributed by holders of Common Shares. However, if such 7% annual return is not achieved in subsequent years, and even if our company suffers a loss, our Advisor will not be obligated to return to our company any portion of the subordinated share of annual cash flows it has received. “Net cash flows” means, for any period, the excess of: (i) the sum of (A) our revenues for such period, as determined under GAAP, from ownership and/or operation of properties, loans and other investments and (B) the net cash proceeds we realize during such period from any sales of assets; over (ii) the sum of all costs and expenses paid or incurred by us, as determined under GAAP, that are in any way related to our operation or to corporate business, including advisory fees, the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and listing of our Common Shares, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, incentive fees paid in compliance with the NASAA REIT Guidelines, acquisition fees and acquisition expenses, real estate commissions on the sale of property and other fees and expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). Our use of “net cash flow”, a non-GAAP measure, as a metric instead of GAAP net income likely will result in the payment of a higher amount to our Advisor than if our Advisor were to receive, annually, an amount equal to 15% of GAAP net income after payment of such 7% annual return. We cannot assure you that we will provide such 7% annual return, which we have disclosed solely as a measure for our Advisor’s incentive compensation. Because such 7% annual return may consist in part of distributions from sources other than operating cash flow, the source of such 7% annual return may not be entirely from net income; to the extent that the source of such 7% annual return is not from net income, then the value of your Common Shares may be impacted negatively. Our Advisor may have an incentive to increase the amount of distributions from sources other than operating cash flow in order to maximize its subordinated share of annual cash flows. Our Advisor may receive a subordinated share of annual cash flows even if distributions to holders of Common Shares have exceeded our cash flows from operations. In addition, our Sponsor owns the Sponsor Preferred Shares, which upon our liquidation, dissolution or winding up, would receive a preference in the amount of 15% of any excess of the net sales proceeds from the sale of all the assets in connection with such liquidation, dissolution or winding up over the amount of Invested Capital, as defined in the section of our prospectus titled “Description of Shares — Sponsor Preferred Shares,” plus a cumulative non-compounded pre-tax annual return to holders of Common Shares of 7% on Invested Capital. Any cash flows to holders of Common Shares in excess of the 7% annual return contemplated by the subordinated share of annual cash flows would constitute a return of capital for purposes of the preference of the Sponsor Preferred Shares, so the amount of Invested Capital for purposes of the preference of the Sponsor Preferred Shares would be lower, allowing our Sponsor to receive a larger amount of cash flow upon our liquidation, dissolution or winding up.

We may have to make decisions on whether to invest in certain properties without detailed information on the property.

To effectively compete for the acquisition of properties and other investments, our Advisor and board of directors may be required to make decisions or post substantial non-refundable deposits prior to the completion of our analysis and due diligence on property acquisitions. In such cases, the information available to our Advisor and board of directors at the time of making any particular investment decision, including the decision to pay any non-refundable deposit and the decision to consummate any particular acquisition, may be limited, and our Advisor and board of directors may not have access to detailed information regarding any particular investment property, such as physical characteristics, environmental matters, zoning regulations or other local conditions affecting the investment property. Therefore, no assurance can be given that our Advisor and board of directors will have knowledge of all circumstances that may adversely affect an investment. In addition, our Advisor and board of directors expect to rely upon independent consultants in connection with their evaluation of proposed investment properties, and no assurance can be given as to the accuracy or completeness of the information provided by such independent consultants.

If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make, and the value of your investment in us will fluctuate with the performance of the specific investments we make.

Our IPO is being made on a “best efforts” basis, meaning that Allied Beacon Partners, Inc., a Florida corporation (our “Dealer Manager”) is only required to use its best efforts to sell our Common Shares and has no firm commitment or obligation to purchase any of the Common Shares. As a result, we cannot assure you of the amount of proceeds that will be raised in our IPO. We are dependent on funds from our IPO to make additional investments, resulting in greater diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we acquire. If we do not raise significant additional funds in our IPO, the more likely it will be that we will not be able to achieve significant diversification and the likelihood of our profitability being affected by the performance of any one of our investments will increase. We are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Your investment in our Common Shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In addition, to the extent we are not able to raise additional funds, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to pay distributions could be adversely affected.

If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.

Our success depends to a significant degree upon the continued contributions of our chairman, certain executive officers and other key personnel of us, our Advisor and its affiliates. We do not have employment agreements with our chairman and executive officers, and we cannot guarantee that they will remain affiliated with us. Although our chairman and president and several of our executive officers and other key personnel have entered into employment agreements with our Advisor or affiliates of our Advisor, including URTI GP, LLC, the general partner of our Advisor, these agreements are terminable at will, and we cannot guarantee that such persons will remain affiliated with our Advisor. If any of our key personnel were to cease their affiliation with us, our Advisor or its affiliates, our operating results could suffer. We do not intend to maintain key person life insurance on any of our key personnel. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for persons with these skills is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining such skilled personnel. If we lose or are unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered.

If we internalize our management functions, your interest in us could be diluted, and we could incur other significant costs associated with being self-managed.

Our strategy may involve becoming “self-managed” by internalizing our management functions, particularly if we seek to list our Common Shares on an exchange as a way of providing our stockholders with a liquidity event. The method by which we could internalize these functions could take many forms. We may hire our own group of executives and other employees or we may elect to negotiate to acquire our Advisor’s and Property Manager’s assets and personnel. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our stock. An internalization transaction could result in significant payments to affiliates of our Advisor irrespective of whether you enjoyed the returns on which we have conditioned our subordinated share of annual cash flows. The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the net income per Common Share and modified funds from operations per Common Share attributable to your investment. We will not be required to seek a stockholder vote to become self-managed.

In addition, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance and SEC reporting and compliance. If stockholders or other interested parties file a lawsuit related to, or challenging, an internalization transaction, we could incur high litigation costs that would adversely affect the value of your Common Shares. We also would incur the compensation and benefits costs of our officers and other employees and consultants that are now paid by our Advisor or its affiliates. In addition, we may issue equity awards under our stock incentive plan, which awards would decrease net income and modified funds from operations and may further dilute your investment. We cannot reasonably estimate the amount of fees to our Advisor and its affiliates we would save and the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our Advisor and its affiliates, our net income per Common Share and funds from operations per Common Share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our Common Shares.

As currently organized, we do not directly employ any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Nothing in our charter prohibits us from entering into the transaction described above.

Additionally, there is no assurance that internalizing our management functions will prove to be beneficial to us and our stockholders. We could have difficulty integrating our management functions as a stand-alone entity. Certain personnel of our Advisor and its affiliates perform property management, asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. We could fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our portfolio of investments.

If we internalize our management or if another investment program, whether sponsored by our Sponsor or otherwise, hires the employees of our Advisor or our Property Manager in connection with its own internalization transaction or otherwise, our ability to conduct our business may be adversely affected.

We rely on persons employed by our Advisor and its affiliates to manage our day-to-day operations. If we were to effectuate an internalization of our Advisor or our Property Manager, we may not be able to retain all the employees of our Advisor or Property Manager or to maintain a relationship with our Sponsor. In addition, some of the employees of our Advisor or Property Manager may provide services to one or more other investment programs. These programs or third parties may decide to retain some of or all our Advisor’s or Property Manager’s key employees in the future. If this occurs, these programs could hire certain of the persons currently employed by our Advisor or Property Manager who are most familiar with our business and operations, thereby potentially adversely impacting our business.

Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce your and our recovery against them if they negligently cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that no independent director shall be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, you and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees and agents) in some cases, which would decrease the cash otherwise available for distributions to you. See the section of our prospectus titled “Limited Liability and Indemnification of Directors, Officers, Employees and Other Agents.”

If our Advisor or its affiliates waive certain fees due to them, our results of operations and distributions may be artificially high.

From time to time, our Advisor or its affiliates may agree to waive all or a portion of the acquisition, asset management or other fees, compensation or incentives due to them, pay general administrative expenses or otherwise supplement stockholder returns in order to increase the amount of cash available to make distributions to stockholders. If our Advisor or its affiliates choose to no longer waive such fees and incentives, our results of operations will be lower than in previous periods and your return on your investment could be negatively affected.

Following the NAV pricing start date, the purchase of Common Shares under our DRIP and the repurchase of our Common Shares under our share repurchase program will be at a price equal to our NAV per Common Share, which will be calculated based upon subjective judgments, assumptions and opinions about future events, and may not be accurate. As a result, our daily NAV per Common Share for purposes of our DRIP and our share repurchase program may not reflect the amount that you might receive for your Common Shares in a market transaction.

Following the NAV pricing start date, we will base the purchase price of Common Shares under our DRIP and the repurchase price for Common Shares under our share repurchase program on our NAV per Common Share. NAV will be calculated by estimating the market value of our assets and liabilities, many of which may be illiquid. An independent valuer will perform valuations of our real estate portfolio and provide the board with the metrics to be used in calculating our daily NAV, all of which the board of directors will approve. The valuation may not be precise because the valuation methodologies used to value a real estate portfolio involve subjective judgments, assumptions and opinions about future events. Any resulting disparity may benefit the stockholders whose Common Shares are or are not being repurchased under our share repurchase program or those participating or not participating in our DRIP. See the section of our prospectus titled “Valuation Policies” for more details about how our NAV will be calculated.

It may be difficult to accurately reflect material events that may impact our daily NAV for purposes of our DRIP and our share repurchase program between valuations and, accordingly, following the NAV pricing start date, we may be selling Common Shares under our DRIP and repurchasing Common Shares under our share repurchase program at too high or too low a price.

Following the NAV pricing start date and for purposes of our DRIP and share repurchase program, our independent valuer will estimate at least annually the market value of our principal assets and liabilities, and also provide the metrics to be used in the subsequent calculation of NAV, and we will rely on those estimates to determine the daily NAV per Common Share. As a result, the published NAV per Common Share may not fully reflect changes in value that may have occurred since the prior valuation. Furthermore, it may be difficult to reflect changing market conditions or material events that may impact the value of our portfolio between valuations, or to obtain timely complete information regarding any such events. Therefore, the NAV per Common Share published after the announcement of an extraordinary event may differ significantly from our actual NAV until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment to be made to NAV, on a going forward basis, is determined by our Advisor and our independent valuer. Any resulting disparity may benefit the stockholders whose Common Shares are or are not being repurchased or those who do or do not elect to participate in our DRIP.

If any of our public communication is held to be in violation of federal securities laws relating to public communications, we could be subject to potential liability. Investors in our IPO should rely only on the statements made in our prospectus, as supplemented to date, in determining whether to purchase Common Shares.

From time to time, we or our representatives make public statements relating to our business and its prospects. Such communications are subject to federal securities laws. If any of our public communications is held by a court to be in violation of Section 5 of the Securities Act and a claim for damages is brought against us in connection therewith by one or more of our stockholders that purchased Common Shares on the basis of such communications before receiving a copy of our prospectus, as supplemented to date, and potentially other stockholders, we could be subject to liability in connection with the Common Shares we sold to such persons during such period. Such stockholders would have a period of 12 months following the date of any violation determined by a court to have occurred to bring a Section 5 claim. Our liability in a Section 5 claim could include statutory interest from the date of such stockholder’s purchase, in addition to possibly other damages determined by a court. If any of our communications is claimed to have been made in violation of Section 5 of the Securities Act, we expect that we would vigorously contest such claim. Nevertheless, we could not give any assurance as to any court’s ultimate determination with respect to any such claim. Accordingly, there is a risk that we could be subject to potential liability with respect to any Section 5 claim brought against us, and such liability may adversely affect our operating results or financial position.

Risks Related to Conflicts of Interest

We will be subject to conflicts of interest arising out of our relationships with our Advisor and its affiliates, including the material conflicts discussed below. The “Conflicts of Interest” section of our prospectus provides a more detailed discussion of the conflicts of interest between us and our Advisor and its affiliates and our policies to reduce or eliminate certain potential conflicts.

Our Advisor and its affiliates, including all our executive officers and some of our directors, will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

Our Advisor and its affiliates, including our Property Manager, are entitled to substantial fees from us under the terms of the advisory agreement and property management agreement. These fees could influence our Advisor’s advice to us as well as the judgment of affiliates of our Advisor performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including the advisory agreement and the property management agreement, and any agreements we may have with United Realty Partners, LLC, a Delaware limited liability company controlled and indirectly owned by Messrs. Frydman and Verschleiser (“URP”);

•	public offerings of equity by us, which will likely entitle our Advisor to increased acquisition and asset management fees;

•	property sales, which may result in compensation to our Advisor or URP;

•	property acquisitions from third parties, which entitle our Advisor to acquisition fees and asset management fees;

•	whether to lease to a less creditworthy tenant, since our Property Manager will receive a leasing fee regardless of tenant quality, and a default by a tenant under its lease obligations may give our Property Manager an opportunity to earn an additional leasing fee;

•	borrowings to acquire properties, which borrowings may increase the acquisition, asset management and financing coordination fees payable to our Advisor, as well as supplemental transaction-based fees payable to URP;

•	determining the compensation paid to employees for services provided to us, which could be influenced in part by whether our Advisor is reimbursed by us for the related salaries and benefits;

•	whether we seek to internalize our management functions, which internalization could result in our retaining some of our Advisor’s and its affiliates’ key officers and employees for compensation that is greater than that which they currently earn or which could require additional payments to affiliates of our Advisor to purchase the assets and operations of our Advisor and its affiliates;

•	whether and when we seek to list our Common Shares on a national securities exchange, which listing would entitle our Sponsor to the issuance of Common Shares through the conversion of its Sponsor Preferred Shares; and

•	whether and when we seek to sell or transfer substantially all of our assets, stock or business, which sale or transfer may result in the issuance of Common Shares to our Sponsor through the conversion of its Sponsor Preferred Shares.

The fees our Advisor receives, and URP may receive, in connection with transactions involving the purchase and management of an asset may be based on the cost of the investment rather than the quality of the investment or the quality of the services rendered to us. This may influence our Advisor to recommend riskier transactions to us. Furthermore, the fact that these fees are initially calculated in part based on budgeted amounts could influence our Advisor to overstate the estimated costs of development, construction, or improvements in order to accelerate the cash flow it receives. In addition, the conversion feature of our Sponsor Preferred Shares could cause us to make different decisions with respect to whether and when to sell or transfer substantially all our assets, stock or business, list our Common Shares on a national securities exchange, or terminate or decline to renew the advisory agreement, than we would otherwise make.

Our Advisor and its affiliates face conflicts of interest relating to the incentive fee structure under our advisory agreement and pursuant to the terms of the Sponsor Preferred Shares; these conflicts of interest could result in actions that are not necessarily in the long-term best interests of our stockholders.

Our Advisor and its affiliates face conflicts of interest relating to the incentive fee structure under our advisory agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders. For example, after the NAV pricing start date, we will pay to our Advisor or its assignees a monthly fee equal to the greater of (a) one-twelfth (1/12) of 1% of the average of our daily NAV for the preceding month and (b) one-twelfth (1/12) of 0.75% of the contract purchase price of each property (including our pro rata share (direct or indirect) of debt attributable to such property) then owned plus one-twelfth (1/12) of 0.75% of the amount advanced for each loan or other investment (including our pro rata share (direct or indirect) of debt attributable to such investment) then owned. Because in the case of (a) above, this fee will be based on NAV, our Advisor will benefit from our Common Shares having higher NAV and therefore our Advisor has an incentive to cause the NAV to be higher. In the case of (b) above, fees payable to our Advisor are based on the purchase price of the investments acquired and may create an incentive for our Advisor to accept a higher purchase price or purchase assets that may not be in the best interest of our stockholders. Furthermore, because our Advisor and its affiliates do not maintain a significant equity interest in us and are entitled to receive substantial minimum compensation regardless of performance, their interests are not wholly aligned with those of our stockholders.

Our Advisor is entitled to a subordinated share of annual cash flows in an amount, annually, equal to 15% of any net cash flows in respect of each calendar year remaining after payment to holders of Common Shares of distributions (including from sources other than operating cash flow) for such calendar year, such that the holders of Common Shares have received a 7%, pre-tax, non-compounded annual return on the capital contributed by holders of Common Shares. “Net cash flows” means, for any period, the excess of: (i) the sum of (A) our revenues for such period, as determined under GAAP, from ownership and/or operation of properties, loans and other investments and (B) the net cash proceeds we realize during such period from any sales of assets; over (ii) the sum of all costs and expenses paid or incurred by us, as determined under GAAP, that are in any way related to our operation or to corporate business, including advisory fees, the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and listing of our Common Shares, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, incentive fees paid in compliance with the NASAA REIT Guidelines, acquisition fees and acquisition expenses, real estate commissions on the sale of property and other fees and expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor to fees. In addition, our Advisor’s or its affiliates’ entitlement to fees upon the sale of our assets could result in our Advisor recommending sales of our investments even if continued ownership of those investments might be in our best long-term interest. Furthermore, our Sponsor has the right to convert its Sponsor Preferred Shares into Common Shares upon (and for 180 days following) the sale or transfer of substantially all of our assets, stock or business (other than a sale of assets in our liquidation, dissolution or winding up), the listing of our Common Shares on any national securities exchange or the termination or expiration without renewal of the advisory agreement. To avoid enabling our Sponsor to convert its Sponsor Preferred Shares into Common Shares, our independent directors may decide against any of such events even if, but for the conversion of the Sponsor Preferred Shares into Common Shares, such an event would be in our best interest. For a more detailed discussion of the fees payable to our Advisor and its affiliates in respect of our IPO, see the section of our prospectus titled “Compensation Table.”

Our Advisor and URP will face conflicts of interest relating to joint ventures, tenant-in-common investments or other co-ownership arrangements that we enter into with affiliates of our Sponsor or Advisor or with other programs sponsored by our Sponsor or its principals, or our Advisor, which could result in a disproportionate benefit to affiliates of our Sponsor or Advisor or to another program.

We may enter into joint ventures, tenant-in-common investments or other co-ownership arrangements with other programs sponsored by affiliates of our Advisor for the acquisition, development or improvement of properties as well as the acquisition of real estate-related investments. The executive officers of our Advisor and URP are also the executive officers of other real estate investment vehicles, and may in the future sponsor or be the executive officers of other REITs and their advisors, the general partners of other United Realty-sponsored partnerships or the advisors or fiduciaries of other United Realty-sponsored programs. These executive officers will face conflicts of interest in determining which United Realty-sponsored program should enter into any particular joint venture, tenant-in-common or co-ownership arrangement. These persons also may have a conflict in structuring the terms of the relationship between our interests and the interests of the United Realty-sponsored co-venturer, co-tenant or partner as well as conflicts of interest in managing the joint venture. Further, the fiduciary obligations that our Advisor or our board of directors may owe to a co-venturer, co-tenant or partner affiliated with our Sponsor or Advisor may make it more difficult for us to enforce our rights. If we enter into a joint venture, tenant-in-common investment or other co-ownership arrangements with another program (whether sponsored by us or by the principals of our Sponsor or their affiliates) or joint venture, our advisor and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular real estate property, exercise buy/sell rights or make other major decisions, and you may face certain additional risks. For example, if we become listed for trading on a national securities exchange, and any of the other programs sponsored by us or our Sponsor’s principals or their affiliates are not traded on any exchange, we may develop more divergent goals and objectives from such joint venturer with respect to the sale of properties in the future. In addition, if we enter into a joint venture with another program sponsored by us or the principals of our Sponsor or their respective affiliates that has a term shorter than ours, the joint venture may be required to sell its properties at the time of the other program’s liquidation. We may not desire to sell the properties at such time. Even if the terms of any joint venture agreement between us and another program sponsored by us or the principals of our Sponsor or their respective affiliates grant us a right of first refusal to buy such properties, we may not have sufficient funds to exercise our right of first refusal under these circumstances.

Because Messrs. Frydman and Verschleiser and their respective affiliates control us and would control any other United Realty-sponsored programs, agreements and transactions among the parties with respect to any joint venture, tenant-in-common investment or other co-ownership arrangement between or among such parties will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. Under these joint ventures, neither co-venturer may have the power to control the venture, and under certain circumstances, an impasse could be reached regarding matters pertaining to the co-ownership arrangement, which might have a negative influence on the joint venture and decrease potential returns to you. If a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buyout at that time. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a co-venturer subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. Furthermore, we may not be able to sell our interest in a joint venture if we desire to exit the venture for any reason or if our interest is likewise subject to a right of first refusal of our co-venturer or partner, our ability to sell such interest may be adversely impacted by such right.

If we use debt to finance the acquisition of investments, we may pay our Advisor and URP twice with respect to such debt, which would adversely affect our operating results and may encourage our Advisor to maximize its use of debt financing for acquisitions of investments.

As described under the section of our prospectus titled “Compensation Table,” we will pay to our Advisor or its assignees 1% of the contract purchase price of each property acquired, which amount includes our pro rata share (direct or indirect) of debt attributable to such property, or 1% of the amount advanced for a loan or other investment, which amount includes our pro rata share (direct or indirect) of debt attributable to such investment, as applicable. We also may pay URP a supplemental transaction-based advisory fee for brokerage services with respect to investments we acquire; such fee may be calculated as a percentage of the debt attributable to such investment. Further, if our Advisor provides services in connection with the origination or refinancing of any debt that we obtain and use, directly or indirectly, to finance properties or other investments, or that we assume, directly or indirectly, in connection with the acquisition of properties or other investments, we will pay our Advisor or its assignees a financing coordination fee equal to 1% of the amount available or outstanding under such financing or such assumed debt. We also may pay URP a supplemental transaction-based advisory fee for providing services in connection with the origination or refinancing of any debt that we obtain and use, directly or indirectly, to finance properties or other investments, or that we assume, directly or indirectly, in connection with the acquisition of properties or other investments; such fee may be calculated as a percentage of the debt attributable to such investment. There is nothing to prevent our Advisor and URP from receiving both acquisition-related fees and financing-related fees with respect to the amount of acquisition financing with respect to a property that we acquire. Such double payment would adversely affect our operating results and may encourage our Advisor to maximize its use of debt financing for acquisitions of investments.

Our Advisor’s executive officers and key personnel and the executive officers and key personnel of United Realty-affiliated entities that conduct our day-to-day operations and our IPO will face competing demands on their time, and this may cause our investment returns to suffer.

We rely upon the executive officers of our Advisor and the executive officers and employees of United Realty-affiliated entities to conduct our day-to-day operations and our IPO. These persons also conduct the day-to-day operations of other investment programs and may in the future also conduct the day-to-day operations of other programs we sponsor and may have other business interests as well. Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our investments may suffer.

Our officers face conflicts of interest related to the positions they hold with entities affiliated with our Advisor, which could diminish the value of the services they provide to us.

Certain of our executive officers are also officers of our Advisor, URP, our Property Manager and other entities affiliated with our Advisor, which may include the advisors and fiduciaries to other United Realty-sponsored programs. As a result, these individuals owe fiduciary duties to these other entities and their investors, which may conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of new investments and management time and services between us and the other entities, (b) the timing and terms of the investment in or sale of an asset, (c) development of our properties by affiliates of our Advisor, (d) investments with affiliates of our Advisor, (e) compensation to our Advisor and its affiliates, and (f) our relationships with URP and our Property Manager. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to you and to maintain or increase the value of our assets.

Because we rely on affiliates of United Realty for the provision of advisory and property management services, if United Realty is unable to meet its obligations, we may be required to find alternative providers of these services, which could result in a significant and costly disruption of our business.

United Realty, through one or more of its subsidiaries, owns and controls our Advisor, URP and our Property Manager. The operations of our Advisor, URP and our Property Manager rely substantially on United Realty. United Realty is dependent on its principals, who in turn depend on fee income from their sponsored real estate programs. The current real estate market disruptions could adversely affect the amount of such fee income. If the principals of our Sponsor become unable to meet their obligations as they become due, they might liquidate United Realty, and we might be required to find alternative service providers, which could result in a significant disruption of our business and would likely adversely affect the value of your investment in us.

Risks Related to Our Business in General

A limit on the number of shares a person may own may discourage a takeover of our company.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Our charter prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of our outstanding Common Shares, unless exempted by our board of directors (prospectively or retroactively), which may inhibit large investors from purchasing your Common Shares. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide stockholders with the opportunity to receive a control premium for their Common Shares. See the section of our prospectus titled “Description of Shares — Restrictions on Ownership of Shares.”

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of the holders of our Common Shares or discourage a third party from acquiring us.

Our charter permits our board of directors to issue up to 200,000,000 Common Shares and up to 50,000,000 shares of preferred stock, $0.01 par value per share, 500,000 shares of which are classified as Sponsor Preferred Shares. Our board of directors, without any action by our stockholders, may (a) amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series we have authority to issue or (b) classify or reclassify any unissued Common Shares or shares of preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, and terms and conditions of the repurchase of any such stock. Thus, our board of directors could authorize the issuance of such stock with terms and conditions that could further subordinate the rights of the holders of our Common Shares beyond their existing subordination to the preferences of the Sponsor Preferred Shares, or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our Common Shares. See the section of our prospectus titled “Description of Shares — Preferred Stock.”

Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired.

Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer, an issuance or reclassification of equity securities, liquidations or dissolutions in which an interested stockholder will receive something other than cash and any loans, advances, pledges, guarantees or similar arrangements in which an interested stockholder receives a benefit. An interested stockholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of the then outstanding voting stock of the corporation; or

•	an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.

After the expiration of the five-year period described above, any business combination between a Maryland corporation and an interested stockholder must generally be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of the then outstanding shares of voting stock of the corporation voting together as a single group; and

•	two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder voting together as a single group.

These supermajority vote requirements do not apply if the corporation’s holders of voting stock receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. Maryland law also permits various exemptions from these provisions, including business combinations that are exempted by the board of directors before the time that the interested stockholder becomes an interested stockholder. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. For a more detailed discussion of the Maryland laws governing us and the ownership of our Common Shares, see the section of our prospectus titled “Description of Shares — Business Combinations.”

Maryland law also limits the ability of a third party to buy a large stake in us and exercise voting power in electing directors.

Maryland law provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by the affirmative vote of stockholders entitled to cast two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquirer, by officers or by employees who are directors of the corporation, are excluded from the vote on whether to accord voting rights to the control shares. “Control shares” are voting shares of stock that would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (b) to acquisitions approved or exempted by a corporation’s charter or bylaws. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. We can offer no assurance that this provision will not be amended or eliminated at any time in the future. This statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our affiliates or any of their affiliates. For a more detailed discussion of the Maryland laws governing control share acquisitions, see the section of our prospectus titled “Description of Shares — Control Share Acquisitions.”

Our charter includes a provision that may discourage a stockholder from launching a tender offer for our Common Shares.

Our charter provides that any tender offer made by a stockholder, including any “mini-tender” offer, must comply with most provisions of Regulation 14D of the Exchange Act. The offering stockholder must provide our company notice of such tender offer at least ten business days before initiating the tender offer. If the offering stockholder does not comply with these requirements, our company will have the right to redeem that stockholder’s shares and any Common Shares acquired in such tender offer. In addition, the non-complying stockholder shall be responsible for all our company’s expenses in connection with that stockholder’s noncompliance. This provision of our charter may discourage a stockholder from initiating a tender offer for our Common Shares and prevent you from receiving a premium price for your Common Shares in such a transaction.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

The company is not registered, and does not intend to register itself or any of its subsidiaries, as an investment company under the Investment Company Act. If we become obligated to register the company or any of its subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, recordkeeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

The company intends to conduct its operations, directly and through wholly owned or majority-owned subsidiaries, so that the company and each of its subsidiaries is not an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or propose to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis. Rule 3a-1 under the Investment Company Act, however, generally provides that, notwithstanding Section 3(a)(1)(C) of the Investment Company Act, an issuer will not be deemed to be an “investment company” under the Investment Company Act; provided, that (a) it does not hold itself out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting or trading in securities, and (b) on an unconsolidated basis no more than 45% of the value of its total assets, consolidated with the assets of any wholly owned subsidiary (exclusive of U.S. government securities and cash items), consists of, and no more than 45% of its net income after taxes, consolidated with the net income of any wholly owned subsidiary (for the last four fiscal quarters combined), is derived from, securities other than U.S. government securities, securities issued by employees’ securities companies, securities issued by certain majority-owned subsidiaries of such company and securities issued by certain companies that are controlled primarily by such company. We believe that we, the OP and the subsidiaries of the OP will satisfy this exclusion.

A change in the value of any of our assets could cause us or one or more of our wholly or majority-owned subsidiaries to fall within the definition of “investment company” and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To avoid being required to register the company or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. Our Advisor will continually review our investment activity to attempt to ensure that we will not be regulated as an investment company.

If we were required to register the company as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Rapid changes in the values of potential investments in real estate-related investments may make it more difficult for us to maintain our qualification as a REIT or our exception from the Investment Company Act.

If the market value or income potential of our real estate-related investments declines, including as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income or liquidate our non-qualifying assets in order to maintain our REIT qualification or our exception from registration under the Investment Company Act. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-real estate assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.

Stockholders have limited control over changes in our policies and operations.

Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under our charter and the Maryland General Corporation Law, our stockholders generally have a right to vote only on the following matters:

•	the election or removal of directors;

•	any amendment of our charter, except that our board of directors may amend our charter without stockholder approval to:

•	change our name;

•	increase or decrease the aggregate number of shares that we have the authority to issue;

•	increase or decrease the number of our shares of any class or series that we have the authority to issue; and

•	effect reverse stock splits;

•	our liquidation and dissolution; and

•	our being a party to any merger, consolidation, sale or other disposition of all or substantially all of our assets or statutory share exchange.

All other matters are subject to the discretion of our board of directors.

Our board of directors may change our investment policies and objectives generally and at the individual investment level without stockholder approval, which could alter the nature of your investment.

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interests of the stockholders. In addition to our investment policies and objectives, we also may change our stated strategy for any investment in an individual property. These policies may change over time. The methods of implementing our investment policies also may vary, as new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders. As a result, the nature of your investment could change without your consent.

We may not successfully implement our exit strategy, in which case you may have to hold your investment for an indefinite period.

Depending upon then-prevailing market conditions, it is our intention to consider beginning the process of liquidating our assets and distributing the net proceeds to our stockholders within six to nine years after the termination of our IPO. If we do not begin the process of achieving a liquidity event by the eighth anniversary of the termination of our IPO, our charter requires either (a) an amendment to our charter to extend the deadline to begin the process of achieving a liquidity event, or (b) the holding of a stockholders meeting to vote on a proposal for an orderly liquidation of our portfolio.

Market conditions and other factors could cause us to delay the commencement of our liquidation or to delay the listing of our Common Shares on a national securities exchange beyond eight years from the termination of our IPO. If so, our board of directors and our independent directors may conclude that it is not in our best interest to hold a stockholders meeting for the purpose of voting on a proposal for our orderly liquidation. Therefore, if we are not successful in implementing our exit strategy, your Common Shares will continue to be illiquid and you may, for an indefinite period of time, be unable to convert your investment into cash easily with minimum loss.

The offering price of our Common Shares in our IPO was not determined on an independent basis; as a result, the offering price of the Common Shares in our IPO is not related to any independent valuation.

Our board of directors arbitrarily determined the two-tiered offering price of the Common Shares in our IPO, and such price bears no relationship to any established criteria for valuing issued or outstanding shares. Our board of directors arbitrarily determined the offering price of our Common Shares based primarily on the range of offering prices of other REITs that do not have a public trading market. In addition, our board of directors set the offering price of the second tier of our Common Shares, after the first tier of 5,000,000 Common Shares is sold, at $10.00 per Common Share, plus applicable selling commissions and dealer manager fee of $1.00 per Common Share, for a total offering price of $11.00 per Common Share. Selling commissions and dealer manager fee will constitute 6.45% and 3.55% of the per share offering price of $11.00 for Common Shares, respectively, and together will constitute 10% of such per share offering price, in each case exclusive of selling commissions and dealer manager fee. Selling commissions and dealer manager fee will constitute approximately 5.86% and 3.23% of the per share offering price of $11.00 for Common Shares, respectively, and together will constitute approximately 9.09% of such per share offering price, in each case inclusive of selling commissions and dealer manager fee. The $10.00 and $11.00 figures are round numbers, in order to facilitate calculations relating to the offering price of our Common Shares. Consequently, the offering price of our Common Shares may not reflect the price at which the Common Shares would trade if they were listed on an exchange or actively traded by brokers, nor the proceeds that a stockholder would receive if we were liquidated or dissolved.

Your interest will be diluted if we issue additional securities.

Stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently authorizes us to issue 250,000,000 shares of capital stock, of which 200,000,000 shares are classified as Common Shares and 50,000,000 shares are classified as preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the number of authorized shares of capital stock, or the number of authorized shares of any class or series of stock designated, and may classify or reclassify any unissued shares into one or more classes or series without the necessity of obtaining stockholder approval. Shares will be issued at the discretion of our board of directors. Stockholders will likely experience dilution of their equity investment in us if we: (a) sell Common Shares in our IPO or sell additional Common Shares in the future, including those issued pursuant to our DRIP; (b) sell securities that are convertible into Common Shares; (c) issue Common Shares upon the conversion by our Sponsor of its Sponsor Preferred Shares; (d) issue Common Shares upon the exercise of any options under our stock incentive plan; (e) issue Common Shares to our Advisor, its affiliates, successors or assigns, or our Property Manager, in payment of an outstanding fee obligation as set forth under our advisory agreement or other agreements; or (f) issue Common Shares to sellers of properties acquired by us in connection with an exchange of limited partnership interests of the OP. In addition, the operating partnership agreement for the OP contains provisions that allow, under certain circumstances, other entities, including other United Realty-sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of the OP. Because the limited partnership interests in the OP may be exchanged for Common Shares, any merger, exchange or conversion of the OP and another entity ultimately could result in the issuance of a substantial number of Common Shares, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons described in this “Risk Factors” section, you should not expect to be able to own a significant percentage of our Common Shares.

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.

In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act (the “JOBS Act”). We are an “emerging growth company,” as defined in the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.

We could remain an “emerging growth company” for up to five years, or until the earliest to occur of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1 billion or more, (2) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our Common Shares held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) and (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), (2) comply with new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”), which may require mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor must provide additional information about the audit and the issuer’s financial statements, (3) comply with new audit rules adopted by the PCAOB after April 5, 2012 ( unless the SEC determines otherwise), (4) provide certain disclosures relating to executive compensation generally required for larger public companies or (5) hold shareholder advisory votes on executive compensation. Other than as set forth in the following paragraph, we have not yet made a decision as to whether to take advantage of any or all of the JOBS Act exemptions that are applicable to us. If we do avail ourselves of any of the remaining exemptions from various reporting requirements, we do not know if some investors will find our Common Shares less attractive as a result.

Additionally, the JOBS Act provides that an “emerging growth company” may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means an “emerging growth company” can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we are electing to “opt out” of such extended transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

We intend to disclose modified funds from operations (“MFFO”), a non-GAAP financial measure, in future communications with investors, including documents filed with the SEC; however, MFFO is not equivalent to our net income or loss as determined under GAAP, and you should consider GAAP measures to be more relevant to our operating performance.

We will use internally, and intend to disclose to investors, MFFO, a non-GAAP financial measure. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations and Modified Funds From Operations.” MFFO is not equivalent to our net income or loss as determined under GAAP, and investors should consider GAAP measures to be more relevant to our operating performance. MFFO differs from GAAP net income by excluding gains or losses from sales of property and asset impairment write-downs, adding back depreciation and amortization, adjusting for unconsolidated partnerships and joint ventures, and further excluding acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests.

Because of the manner in which MFFO differs from GAAP net income or loss, it may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. Furthermore, MFFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate funds from operations (“FFO”) or MFFO. Also, because not all companies calculate MFFO the same way, comparisons with other companies may not be meaningful.

Payment of fees to our Advisor and its affiliates will reduce cash available for investment and payment of distributions.

Our Advisor and its affiliates will perform services for us in connection with, among other things, the selection, financing and acquisition of our investments, the management and leasing of our properties, the servicing of our mortgage, bridge, mezzanine or other loans, the administration of our other investments and the disposition of our assets. They will be paid substantial fees for these services. These fees will reduce the amount of cash available for investment or distributions to stockholders. For a more detailed discussion of these fees, see the section of our prospectus titled “Compensation Table.”

Distributions may be paid from capital and there can be no assurance that we will be able to achieve expected cash flows necessary to continue to pay initially established distributions or maintain distributions at any particular level, or that distributions will increase over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions generally will be based upon such factors as the amount of cash available or anticipated to be available from real estate investments and real estate-related securities, mortgage, bridge or mezzanine loans and other investments, current and projected cash requirements and tax considerations. Because we may receive income from interest or rents at various times during our fiscal year, distributions paid may not reflect our income earned in that particular distribution period. The amount of cash available for distributions will be affected by many factors, such as our ability to make acquisitions as offering proceeds become available, the income from those investments and yields on securities of other real estate programs that we invest in, and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. We can give no assurance that we will be able to achieve our anticipated cash flow or that distributions will increase over time. Nor can we give any assurance that rents from the properties will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, that loans we make will be repaid or paid on time, that loans will generate the interest payments that we expect, or that future acquisitions of real properties, mortgage, bridge or mezzanine loans, other investments or our investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rates to stockholders.

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions. For instance:

•	If one or more tenants defaults or terminates its lease, there could be a decrease or cessation of rental payments, which would mean less cash available for distributions.

•	Any failure by a borrower under our mortgage, bridge or mezzanine loans to repay the loans or interest on the loans will reduce our income and distributions to stockholders.

•	Cash available for distributions may be reduced if we are required to spend money to correct defects or to make improvements to properties.

•	Cash available to make distributions may decrease if the assets we acquire have lower yields than expected.

•	There may be a delay between the sale of the Common Shares and our purchase of real properties. During that time, we may invest in lower-yielding short-term instruments, which could result in a lower yield on your investment.

•	If we lend money to others, such funds may not be repaid in accordance with the loan terms or at all, which could reduce cash available for distributions.

•	U.S. federal income tax law requires that a REIT distribute annually to its stockholders at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to dividends paid and excluding net capital gain, to maintain REIT status, and 100% of REIT taxable income and net capital gain to avoid U.S. federal income tax. This limits the earnings that we may retain for corporate growth, such as property acquisition, development or expansion and makes us more dependent upon additional debt or equity financing than corporations that are not REITs. If we borrow funds in the future, more of our operating cash will be needed to make debt payments and cash available for distributions may therefore decrease.

•	In connection with future property acquisitions, we may issue additional Common Shares, interests in the OP or interests in other entities that own our properties. We cannot predict the number of Common Shares, units or interests that we may issue, or the effect that these additional Common Shares might have on cash available for distributions to you. If we issue additional Common Shares, they could reduce the cash available for distributions to you.

•	In connection with future property acquisitions which are under development, construction or repositioning, we may experience budget overruns; delays in completion; failure of a contractor or sub-contractor, construction risks including damage, vandalism or accidents; a change in market conditions before such project is ready to be placed in use; the placement of liens on our properties as a result of construction disputes, and numerous additional development, construction and repositioning risks, any of which could require expenditure of more cash than anticipated, increase our borrowings and costs of such borrowings, delay the commencement of cash flow or reduce cash available for distribution.

•	We make distributions to our stockholders to comply with the distribution requirements of the Code and to eliminate, or at least minimize, exposure to federal income taxes and the nondeductible REIT excise tax. Differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, could require us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

In addition, our board of directors, in its discretion, may retain any portion of our cash on hand for working capital. We cannot assure you that sufficient cash will be available to make distributions to you.

Development projects in which we invest may not be completed successfully or on time, and guarantors of the projects may not have the financial resources to perform their obligations under the guaranties they provide.

We may make equity investments in, acquire options to purchase interests in or make mezzanine loans to the owners of real estate development projects. Our return on these investments is dependent upon the projects being completed successfully, on budget and on time. To help ensure performance by the developers of properties that are under construction, completion of these properties is generally guaranteed either by a completion bond or performance bond. Our Advisor may rely upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the entity entering into the construction or development contract as an alternative to a completion bond or performance bond. For a particular investment, we may obtain guaranties that the project will be completed on time, on budget and in accordance with the plans and specifications and that the mezzanine loan will be repaid. However, we may not obtain such guaranties and cannot ensure that the guarantors will have the financial resources to perform their obligations under the guaranties they provide. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to make distributions to you will be adversely affected.

We are uncertain of our sources for funding of future capital needs, which could adversely affect the value of our investments.

Substantially all the gross proceeds of our IPO will be used to make investments in real estate and real estate-related assets and to pay various fees and expenses related to our IPO. We will establish capital reserves on a property-by-property basis, as we deem appropriate. In addition to any reserves we establish, a lender may require escrow of capital reserves in excess of our established reserves. If these reserves are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. Accordingly, if we develop a need for additional capital in the future for the improvement of our properties or for any other reason, we have not identified any sources for such funding, and we cannot assure you that such sources of funding will be available to us for potential capital needs in the future.

We may suffer adverse consequences due to the financial difficulties, bankruptcy or insolvency of our tenants.

The current economic conditions may cause the tenants in any properties we own to experience financial difficulties, including bankruptcy, insolvency or a general downturn in their business. We cannot assure you that any tenant that files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by, or relating to, one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. An unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

The Federal Deposit Insurance Corporation only insures limited amounts per depositor per insured bank. In the future, we may deposit cash, cash equivalents and restricted cash in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.

Recent market disruptions may adversely impact aspects of our operating results and operating condition.

U.S. and international markets are currently experiencing increased levels of volatility due to a combination of many factors, including depressed home prices, limited access to credit markets, higher fuel prices, less consumer spending and fears of a national and global recession. The effects of the current market dislocation may persist as financial institutions continue to take the necessary steps to restructure their business and capital structures. As a result, this economic downturn has reduced demand for space and removed support for rents and property values. Since we cannot predict when the real estate markets may recover, the value of our properties may decline if current market conditions persist or worsen.

In August 2011, Standard & Poor’s Ratings Services downgraded the U.S. government’s AAA sovereign credit rating to AA+ with a negative outlook and downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Moody’s Investors Service, Inc. changed its outlook on the U.S. government to negative on August 2, 2011 and Fitch Inc. changed its outlook to negative on November 28, 2011. There continues to be a perceived risk of future sovereign credit ratings downgrade of the U.S. government, including the ratings of U.S. Treasury securities. A further downgrade of U.S. sovereign credit ratings could correspondingly impact the credit ratings of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. government, such as debt issued by Fannie Mae and Freddie Mac.

In addition, certain European nations continue to experience varying degrees of financial stress, and yields on government-issued bonds in Greece, Ireland, Italy, Portugal and Spain have risen and remain volatile. EU leaders have not reached an agreement on a comprehensive solution to the credit crisis, and worries about sovereign finances persist. Concerns also exist regarding the ability of countries that already have received financial assistance to avoid default, even after having received such assistance.

Market concerns over the direct and indirect exposure of European banks and insurers to these EU peripheral nations has resulted in a widening of credit spreads and increased costs of funding for some European financial institutions. These recent events may reduce investor confidence and lead to further weakening of the U.S. and global economies. In particular, this could cause disruption in the capital markets and impact the stability of future U.S. Treasury auctions and the trading market for U.S. government securities, resulting in increased interest rates and borrowing costs. In addition, the evolving efforts to correct the market instability make the valuation of real estate assets highly unpredictable. The fluctuation in market conditions may make judging the future performance of real estate assets difficult. There is a risk that we may purchase real estate assets at discounted rates and that these assets may continue to decline in value.

Our business may be affected by market and economic challenges experienced by the U.S. and global economies. These conditions may materially affect the value and performance of our properties, and may affect our ability to pay distributions, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due. These challenging economic conditions also may impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Specifically, recent global market disruptions may have adverse consequences, as follows:

•	the financial condition of tenants occupying the properties we acquire may be adversely affected, which may result in us having to increase concessions, reduce rental rates or make capital improvements beyond those contemplated at the time we acquired the properties in order to maintain occupancy levels or to negotiate for reduced space needs, which may result in a decrease in our occupancy levels;

•	significant job losses have occurred and may continue to occur, which may decrease demand for office space, multifamily communities and hospitality properties and result in lower occupancy levels, which will result in decreased revenues for properties that we acquire, which could diminish the value of such properties that depend, in part, upon the cash flow generated by such properties;

•	there may be an increase in the number of bankruptcies or insolvency proceedings of tenants and lease guarantors, which could delay our efforts to collect rent and any past due balances under the relevant leases and ultimately could preclude collection of these sums;

•	credit spreads for major sources of capital may continue to widen as investors demand higher risk premiums, resulting in lenders increasing the cost for debt financing;

•	our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could result in our investment operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make distributions to our stockholders at current levels, reduce our ability to pursue acquisition opportunities, if any, and increase our interest expense;

•	there could be a further reduction in the amount of capital that is available to finance real estate, which, in turn, could lead to a decline in real estate values generally, slow real estate transaction activity, reduce the loan-to-value ratio upon which lenders are willing to lend, and make sourcing or refinancing our debt more difficult;

•	the value of certain properties we may acquire may decrease below the amounts we paid for them, which may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans;

•	to the extent that we may use or purchase derivative financial instruments, one or more counterparties to such derivative financial instruments could default on their obligations to us, or could fail, increasing the risk that we may not realize the benefits of those instruments; and

•	the value and liquidity of our short-term investments could be reduced as a result of the dislocation of the markets for our short-term investments and increased volatility in market rates for such investments or other factors.

Further, in light of the current economic conditions, we cannot provide assurance that we will be able to meet any particular distribution target or sustain any future level of distributions. If such conditions continue, our board may reduce or cease our distributions in order to conserve cash.

To hedge against exchange rate and interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective and may reduce the overall returns on your investment and affect cash available for distribution to our stockholders.

We may use derivative financial instruments to hedge exposures to changes in exchange rates and interest rates on loans secured by our assets and investments in real estate-related assets. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time. Our hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability or asset;

•	the amount of income that a REIT may earn from hedging transactions to offset interest rate losses is limited by federal income tax provisions governing REITs;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the party owing money in the hedging transaction may default on its obligation to pay; and

•	we may purchase a hedge that turns out not to be necessary, i.e., a hedge that is out of the money.

Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended accounting treatment and may expose us to risk of loss.

To the extent that we use derivative financial instruments to hedge against exchange rate and interest rate fluctuations, we will be exposed to credit risk, basis risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to make distributions to you will be adversely affected.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs.

The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to recordkeeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then-current market price. It may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot be certain that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

There can be no assurance that the direct or indirect effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, will not have an adverse effect on our interest rate hedging activities.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law in the United States. Title VII of the Dodd-Frank Act contains a sweeping overhaul of the regulation of privately negotiated derivatives. The provisions of Title VII became effective on July 16, 2011 or, with respect to particular provisions, on such other date specified in the Dodd-Frank Act or by subsequent rulemaking. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be assessed until implementing rules and regulations are promulgated, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and may result in us entering into such transactions on more unfavorable terms than prior to effectiveness of the Dodd-Frank Act. The occurrence of any of the foregoing events may have an adverse effect on our business.

Recent disruptions in the financial markets could adversely affect the multifamily property sector’s ability to obtain financing and credit enhancement from Fannie Mae and Freddie Mac, which could adversely impact us.

Fannie Mae and Freddie Mac are major sources of financing for the multifamily sector. Since 2007, Fannie Mae and Freddie Mac have reported substantial losses and a need for significant amounts of additional capital. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the recent credit market disruption, the U.S. Congress and Treasury undertook a series of actions to stabilize these government-sponsored enterprises and the financial markets. Pursuant to legislation enacted in 2008, the U.S. government placed both Fannie Mae and Freddie Mac under its conservatorship.

Currently, Fannie Mae and Freddie Mac remain active multifamily lenders. However, there is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac. Should Fannie Mae and Freddie Mac have their mandates changed or reduced, be disbanded or reorganized by the government or otherwise discontinue providing liquidity to our sector, it would significantly reduce our access to debt capital or increase borrowing costs. If new U.S. government regulations heighten Fannie Mae’s and Freddie Mac’s underwriting standards, adversely affect interest rates and reduce the amount of capital they can make available to the multifamily sector, it could have a material adverse effect on both the multifamily sector and us because many private alternative sources of funding have been reduced or are unavailable. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of a significant portion of multifamily communities. Specifically, the potential for a decrease in liquidity made available to the multifamily sector by Fannie Mae and Freddie Mac could: (a) make it more difficult for us to secure takeout financing for multifamily development projects; (b) hinder our ability to refinance completed multifamily assets; (c) decrease the amount of available liquidity and credit that could be used to diversify a portfolio of multifamily assets; and (d) require us to obtain other sources of debt capital with potentially different terms.

General Risks Related to Investments in Real Estate

Valuations and appraisals of our properties and valuations of our investments in real estate-related assets are estimates of fair value and may not necessarily correspond to realizable value, which could adversely affect the value of your investment.

Following the NAV pricing start date and for purposes of our DRIP and our share repurchase program, in order to calculate our daily NAV, our properties will initially be valued at cost, which we expect to represent fair value. After this initial valuation, valuations of properties will be conducted in accordance with our valuation guidelines and will be based partially on appraisals performed by our independent valuer. Similarly, our real estate-related asset investments will initially be valued at cost, and thereafter will be valued at least annually, or in the case of liquid securities, daily, as applicable, at fair value as determined by our Advisor. See the section of our prospectus titled “Valuation Policies.” The valuation methodologies used to value our properties will involve subjective judgments concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses. Appraisals and valuations will be only estimates, and ultimate realization depends on conditions beyond our Advisor’s control. Further, valuations do not necessarily represent the price at which we would be able to sell an asset, because such prices would be negotiated. We will not retroactively adjust the valuation of such assets, the price of our Common Shares under our DRIP, the price we paid to repurchase Common Shares or NAV-based fees we paid to our Advisor. Because following the NAV pricing start date the price of Common Shares under our DRIP and the price at which your Common Shares may be repurchased by us pursuant to our share repurchase plan are based on our estimated NAV per Common Share, you may pay more than realizable value or receive less than realizable value for your investment.

Following the NAV pricing start date and for purposes of our DRIP and our share repurchase program, in calculating our daily NAV, our Advisor will base its calculations in part on independent appraisals of our properties, the accuracy of which our Advisor will not independently verify.

In calculating our daily NAV for purposes of our DRIP and our share repurchase program, our Advisor will include valuations of individual properties that were obtained from our independent valuer. We will not independently verify the appraised value of our properties or the metrics used to arrive at those valuations. As a result, the appraised value of a particular property may be greater or less than its potential realizable value, which would cause our estimated NAV to be greater or less than the potential realizable NAV.

Following the NAV pricing start date and for purposes of our DRIP and our share repurchase program, our NAV per Common Share may suddenly change if the appraised values of our properties materially change or the actual operating results differ from what we originally budgeted for that month.

Appraisals of our properties used to calculate our daily NAV for purposes of our DRIP and our share repurchase program will probably not be spread evenly throughout the calendar year. Each of our properties will be appraised at least annually, and appraisals will be scheduled over the course of a year so that approximately 25% of all properties are appraised each quarter. We anticipate that such appraisals will be conducted near the end of the calendar quarter in which they occur. Therefore, when these appraisals are reflected in our NAV calculation, there may be a sudden change in our NAV per Common Share. In addition, actual operating results for a given month may differ from our original estimate, which may affect our NAV per Common Share for purposes of our DRIP and our share repurchase program. We will base our calculation of estimated income and expenses on a monthly budget. As soon as practicable after the end of each month, we will adjust the estimated income and expenses to reflect the income and expenses actually earned and incurred. We will not retroactively adjust the daily NAV per Common Share for the previous month. Therefore, because the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect actual operating results may cause our NAV per Common Share to change, and such change will occur on the day the adjustment is made.

Following the NAV pricing start date, the NAV per Common Share that we publish for purposes of our DRIP and share repurchase program may not necessarily reflect changes in our NAV and in the value of your Common Shares or the impact of extraordinary events that we cannot immediately quantify.

We may experience events affecting our investments that may have a material impact on our NAV for purposes of our DRIP and share repurchase program. For example, if a material lease is unexpectedly terminated or renewed, or a property experiences an unanticipated structural or environmental event, the value of a property may materially change. Furthermore, if we cannot immediately quantify the financial impact of any extraordinary events, our NAV per Common Share as published on any given day for purposes of our DRIP and share repurchase program will not reflect such events. As a result, the NAV per Common Share published after the announcement of a material event may differ significantly from our actual NAV per Common Share until we are able to quantify the financial impact of such event and our NAV is appropriately adjusted on a going forward basis. The resulting potential disparity may benefit repurchasing or non-repurchasing stockholders whose Common Shares are or are not being repurchased, or stockholders electing or not electing to participate in our DRIP, in either case at the expense of the other, depending on whether NAV is overstated or understated.

One of our strategies for building our portfolio will involve acquiring assets opportunistically. This strategy will involve a higher risk of loss than more conservative investment strategies.

In order to meet our investment objectives we intend to embark on a dual strategy in building our portfolio. The first strategy will focus on acquiring existing stabilized cash-flowing assets to support stable, consistent dividend distributions to our stockholders. The second strategy will focus on acquiring opportunistic assets which we can reposition, redevelop or remarket to create value enhancement and capital appreciation. Our second strategy for acquiring properties may involve the acquisition of properties in markets that are depressed or overbuilt, or have high growth potential in real estate lease rates and sale prices. As a result of our investment in these types of markets, we will face increased risks relating to changes in local market conditions and increased competition for similar properties in the same market, as well as increased risks that these markets will not recover and the value of our properties in these markets will not increase, or will decrease, over time. For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties, and as a result, our ability to make distributions to our stockholders could be affected. Our intended approach to acquiring and operating income-producing properties involves more risk than comparable real estate programs that have a targeted holding period for investments that is longer than ours, utilize leverage to a lesser degree or employ more conservative investment strategies.

Our revenue and net income may vary significantly from one period to another due to investments in opportunity-oriented properties and portfolio acquisitions, which could increase the variability of our cash available for distributions.

Our opportunistic property-acquisition strategy may include investments in properties in various phases of development, redevelopment or repositioning and portfolio acquisitions, which may cause our revenues and net income to fluctuate significantly from one period to another. Projects do not produce revenue while in development or redevelopment. During any period when our projects in development or redevelopment or those with significant capital requirements increase without a corresponding increase in stable revenue-producing properties, our revenues and net income will likely decrease. Many factors may have a negative impact on the level of revenues or net income produced by our portfolio of properties and projects, including higher-than-expected construction costs, failure to complete projects on a timely basis, failure of the properties to perform at expected levels upon completion of development or redevelopment, and increased borrowings necessary to fund higher-than-expected construction or other costs related to the project. Further, our net income and stockholders’ equity could be negatively affected during periods with large portfolio acquisitions, which generally require large cash outlays and may require the incurrence of additional financing. Any such reduction in our revenues and net income during such periods could cause a resulting decrease in our cash available for distributions during the same periods.

Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties.

Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	the illiquidity of real estate investments generally;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.

For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties.

If we fail to diversify our investment portfolio, downturns relating to certain geographic regions, types of assets, industries or business sectors may have a more significant adverse impact on our assets and our ability to pay distributions than if we had a diversified investment portfolio.

We are not required to observe specific diversification criteria. Therefore, our target portfolio may at times be concentrated in certain asset types that are subject to higher risk of foreclosure, or secured by assets concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in limited geographic regions, types of assets, industries or business sectors, downturns relating generally to such region, type of asset, industry or business sector may result in tenants defaulting on their lease obligations at a number of our properties within a short time period, which may reduce our net income and the value of our Common Shares and accordingly limit our ability to pay distributions to you.

Properties that have significant vacancies could be difficult to sell, which could diminish the return on your investment.

A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in decreased distributions to stockholders. In addition, the value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

Our investments will be dependent on tenants for revenue, and lease expirations and terminations could reduce our ability to make distributions to stockholders.

The success of our real property investments will be materially dependent on the occupancy rates of our properties and the financial stability of our tenants. If we are unable to renew or extend expiring leases under similar terms or are unable to negotiate new leases, it would negatively impact our liquidity and consequently adversely affect our ability to fund our ongoing operations. In addition, lease payment defaults by tenants could cause us to reduce the amount of distributions to stockholders. A default by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and cause us to have to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. If there is a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. Additionally, loans that we make generally will relate to real estate. As a result, the borrower’s ability to repay the loan may be dependent on the financial stability of the tenants leasing the related real estate.

We may be unable to secure funds for future tenant improvements, which could adversely impact our ability to make cash distributions to our stockholders.

When tenants do not renew their leases or otherwise vacate their space, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. If we have insufficient capital reserves, we will have to obtain financing from other sources. We intend to establish capital reserves on a property-by-property basis, as we deem necessary. In addition to any reserves we establish, a lender may require escrow of capital reserves in excess of our established reserves. If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. We cannot assure you that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us. Moreover, certain reserves required by lenders may be designated for specific uses and may not be available for capital purposes such as future tenant improvements. Additional borrowings for capital purposes will increase our interest expense, and therefore our financial condition and our ability to make cash distributions to our stockholders may be adversely affected.

We may be unable to sell a property if or when we decide to do so, which could adversely impact our ability to make cash distributions to our stockholders.

We intend to hold the various real properties in which we invest until such time as our Advisor determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. Otherwise, our Advisor, subject to approval of our board of directors, may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our liquidation. If we do not begin the process of achieving a liquidity event by the eighth anniversary of the termination of our IPO, our charter requires either (a) an amendment to our charter to extend the deadline to begin the process of achieving a liquidity event, or (b) the holding of a stockholders meeting to vote on a proposal for an orderly liquidation of our portfolio. The real estate market is affected, as discussed above, by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any asset for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of an asset. If we are unable to sell an asset when we determine to do so, it could have a significant adverse effect on our cash flow and results of operations.

Our co-venture partners, co-tenants or other partners in co-ownership arrangements could take actions that decrease the value of an investment to us and lower your overall return.

We may enter into joint ventures, tenant-in-common investments or other co-ownership arrangements with other United Realty programs or third parties having investment objectives similar to ours for the acquisition, development or improvement of properties, as well as the acquisition of real estate-related investments. We also may purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with other forms of real estate investment, including, for example:

•	the possibility that our co-venturer, co-tenant or partner in an investment might become bankrupt;

•	the possibility that the investment may require additional capital that we or our partner do not have, which lack of capital could affect the performance of the investment or dilute our interest if the partner were to contribute our share of the capital;

•	the possibility that a co-venturer, co-tenant or partner in an investment might breach a loan agreement or other agreement or otherwise, by action or inaction, act in a way detrimental to us or the investment;

•	that such co-venturer, co-tenant or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals;

•	the possibility that we may incur liabilities as the result of the action taken by our partner or co-investor;

•	that such co-venturer, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT; or

•	that such partner may exercise buy/sell rights that force us to either acquire the entire investment, or dispose of our share, at a time and price that may not be consistent with our investment objectives.

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce our returns on that investment.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage may adversely affect your returns.

The nature of the activities at certain properties we may acquire will expose us and our operators to potential liability for personal injuries and, in certain instances, property damage claims. For instance, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, pollution, environmental matters or extreme weather conditions such as hurricanes, floods and snow storms that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Mortgage lenders generally insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage, bridge or mezzanine loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure you that we will have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss. In addition, other than the capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in decreased distributions to stockholders.

Our operating results may be negatively affected by potential development and construction delays and result in increased costs and risks, which could diminish the return on your investment.

We may invest some or all the proceeds available for investment in the acquisition, development or redevelopment of properties upon which we will develop and construct improvements. We could incur substantial capital obligations in connection with these types of investments. We will be subject to risks relating to uncertainties associated with rezoning for development and environmental concerns of governmental entities or community groups and our builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. The builder’s failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance. Performance also may be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction also could give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to such builders prior to completion of construction. These and other such factors can result in increased costs of a project or loss of our investment. Substantial capital obligations could delay our ability to make distributions. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

In addition, we may invest in unimproved real property. Returns from development of unimproved properties are also subject to risks and uncertainties associated with rezoning the land for development and environmental concerns of governmental entities or community groups. Your investment is subject to the risks associated with investments in unimproved real property.

Competition with third parties in acquiring properties and other assets may reduce our profitability and the return on your investment.

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we have. Larger real estate programs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable properties may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced and you may experience a lower return on your investment.

A concentration of our investments in any one property class may leave our profitability vulnerable to a downturn in such sector.

At any one time, a significant portion of our investments could be in one property class. As a result, we will be subject to risks inherent in investments in a single type of property. If our investments are substantially in one property class, then the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn in the businesses conducted in those types of properties could be more pronounced than if we had more fully diversified our investments.

Failure to succeed in new markets or in new property classes may have adverse consequences on our performance.

We may from time to time commence development activity or make acquisitions outside of our existing market areas or the property classes of our primary focus if appropriate opportunities arise. The experience of the principals of our Sponsor in our existing markets in developing, owning and operating certain classes of property does not ensure that we will be able to operate successfully in new markets, should we choose to enter them, or that we will be successful in new property classes. We may be exposed to a variety of risks if we choose to enter new markets, including an inability to evaluate accurately local market conditions, to obtain land for development or to identify appropriate acquisition opportunities, or to hire and retain key personnel, and a lack of familiarity with local governmental and permitting procedures. In addition, we may abandon opportunities to enter new markets or acquire new classes of property that we have begun to explore for any reason and may, as a result, fail to recover expenses already incurred.

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.

From time to time, we may attempt to acquire multiple properties in a single transaction. Portfolio acquisitions are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions also may result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. To acquire multiple properties in a single transaction we may be required to accumulate a large amount of cash. We would expect the returns that we earn on such cash to be less than the ultimate returns in real property and therefore, accumulating such cash could reduce the funds available for distributions. Any of the foregoing events may have an adverse effect on our operations.

If we set aside insufficient capital reserves, we may be required to defer necessary capital improvements.

If we do not have enough capital reserves to supply needed funds for capital improvements throughout the life of the investment in a property, and there is insufficient cash available from our operations, we may be required to defer necessary improvements to the property, which may cause the property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to the property. If this happens, we may not be able to maintain projected rental rates for affected properties, and our results of operations may be negatively impacted.

We may invest in apartment communities and short-term apartment leases, which may expose us to the effects of declining market rent more quickly, which could adversely impact our ability to make cash distributions to our stockholders.

We expect that substantially all of our apartment leases will be for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

To the extent we invest in apartment communities, we will face competition from other apartment communities and the increased affordability of single-family homes, which may limit our profitability and returns to our stockholders.

Any apartment communities we may acquire will most likely compete with numerous housing alternatives in attracting residents, including other apartment communities and single-family homes, as well as owner-occupied single- and multifamily homes available to rent. Competitive housing in a particular area and the increasing affordability of owner-occupied single- and multifamily homes available to rent or buy caused by declining mortgage interest rates and government programs to promote home ownership could adversely affect our ability to retain our residents, lease apartment units and increase or maintain rental rates.

Moreover, the residential apartment community industry is highly competitive. This competition could reduce occupancy levels and revenues at our apartment communities, which would adversely affect our operations. We expect to face competition from many sources, including from other apartment communities both in the immediate vicinity and the broader geographic market where our apartment communities will be located. Overbuilding of apartment communities may occur. If it does, it will increase the number of apartment units available and may decrease occupancy and apartment rental rates. In addition, increases in operating costs due to inflation may not be offset by increased apartment rental rates. We may be required to expend substantial sums to attract new residents.

In connection with the recent and ongoing economic concerns, to the extent we invest in apartment communities, we may face increased competition from single-family homes and condominiums for rent, which could limit our ability to retain residents, lease apartment units or increase or maintain rents.

Any apartment communities we may invest in may compete with numerous housing alternatives in attracting residents, including single-family homes and condominiums available for rent. Such competitive housing alternatives may become more prevalent in a particular area because of the tightening of mortgage lending underwriting criteria, homeowner foreclosures, the decline in single-family home and condominium sales and the lack of available credit. The number of single-family homes and condominiums for rent in a particular area could limit our ability to retain residents, lease apartment units or increase or maintain rents.

Our failure to integrate acquired communities and new personnel could create inefficiencies and reduce the return of your investment.

To grow successfully, we must be able to apply our experience in managing real estate to a larger number of properties. In addition, we must be able to integrate new management and operations personnel as our organization grows in size and complexity. Failures in either area will result in inefficiencies that could adversely affect our expected return on our investments and our overall profitability.

Our Property Manager’s failure to integrate its subcontractors into its operations in an efficient manner could reduce the return on your investment.

Our Property Manager may rely on multiple subcontractors for on-site property management of our properties. If our Property Manager is unable to integrate these subcontractors into its operations in an efficient manner, our Property Manager may have to expend substantial time and money coordinating with these subcontractors, which could have a negative impact on the revenues generated from such properties.

If we acquire lodging facilities, we will be dependent on the third-party managers of those facilities.

In order to qualify as a REIT, we will not be able to operate any hotel properties that we acquire or participate in the decisions affecting the daily operations of our hotels. We will lease any hotels we acquire to a taxable REIT subsidiary (“TRS”), in which we may own up to a 100% interest. Our TRS will enter into management agreements with eligible independent contractors that are not our subsidiaries or otherwise controlled by us to manage the hotels. Thus, independent hotel operators, under management agreements with our TRS, will control the daily operations of our hotels.

We will depend on these independent management companies to adequately operate our hotels as provided in the management agreements. We will not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (for instance, setting room rates). Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, revenue per available room and average daily rates, we may not be able to force the management company to change its method of operation of our hotels. We can only seek redress if a management company violates the terms of the applicable management agreement with the TRS, and then only to the extent of the remedies provided for under the terms of the management agreement. If we need to replace any of our management companies, we may be required by the terms of the management agreement to pay substantial termination fees and may experience significant disruptions at the affected hotels.

If we acquire lodging properties, we may have to make significant capital expenditures to maintain them.

Hotels have an ongoing need for renovations and other capital improvements, including replacements of furniture, fixtures and equipment. Generally, we will be responsible for the costs of these capital improvements, which gives rise to the following risks:

•	the risk of cost overruns and delays;

•	the risk that renovations will be disruptive to operations and displace revenue at the hotels, including revenue lost while rooms under renovation are out of service;

•	risks regarding the cost of funding renovations and the possibility that financing for these renovations may not be available on attractive terms; and

•	the risk that the return on our investment in these capital improvements will not be what we expect.

If we have insufficient cash flow from operations to fund needed capital expenditures, then we will need to borrow to fund future capital improvements.

General economic conditions and discretionary consumer spending may affect certain of the properties we acquire and lower the return on your investment.

The operations of certain properties in which we may invest, such as hotels, will depend upon a number of factors relating to discretionary consumer spending. Unfavorable local, regional or national economic developments or uncertainties regarding future economic prospects as a result of terrorist attacks, military activity or natural disasters could reduce consumer spending in the markets in which we own properties and adversely affect the operation of those properties. Consumer spending on luxury goods, travel and other leisure activities such as boating, skiing and health and spa activities may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in expenditures on luxury goods, travel and other leisure activities. Certain of the classes of properties that we may acquire may be unable to maintain their profitability during periods of adverse economic conditions or low consumer confidence, which could in turn affect the ability of operators to make scheduled rent payments to us.

Adverse weather conditions may affect operations of certain of the properties we acquire or reduce our operators’ ability to make scheduled rent payments to us, which could reduce our cash flow from such investments.

Adverse weather conditions may influence revenues at certain types of properties we acquire, such as some hotels and resorts. These adverse weather conditions include heavy snowfall (or lack thereof), hurricanes, tropical storms, high winds, heat waves, frosts, drought (or merely reduced rainfall levels), excessive rain and floods. For example, adverse weather could reduce the number of people that visit properties we acquire. Certain properties may be susceptible to damage from weather conditions such as hurricanes, which damage (including but not limited to property damage and loss of revenue) is not generally insurable at commercially reasonable rates. Poor weather conditions also could disrupt operations at properties we acquire and may adversely affect both the value of our investment in a property and the ability of our tenants and operators to make their scheduled rent payments to us.

The costs of compliance with environmental laws and other governmental laws and regulations may adversely affect our income and the cash available for any distributions.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent such property or to use the property as collateral for future borrowings.

Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. For example, various federal, regional and state laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, “green” building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency, and waste management. Any such requirements could increase the costs of maintaining or improving our properties or developing new properties.

Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.

Under various federal, state and local environmental laws, ordinances and regulations (including those of foreign jurisdictions), a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances.

In addition, when excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our projects could require us to undertake a costly remediation program to contain or remove the mold from the affected property or development project, which would reduce our operating results.

The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to you.

Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distributions.

Our properties are generally expected to be subject to the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Our funds used for compliance with these laws may affect cash available for distributions and the amount of distributions to you.

Any apartment communities we acquire must comply with Title III of the Disabilities Act, to the extent that such properties are “public accommodations” or “commercial facilities” as defined by the Disabilities Act. Compliance with the Disabilities Act could require removal of structural barriers to handicapped access in certain public areas of our apartment communities where such removal is readily achievable. The Disabilities Act does not, however, consider residential properties, such as apartment communities, to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as the leasing office, are open to the public.

Potential changes in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.

Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on its balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. The Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board (the “IASB”) conducted a joint project to re-evaluate lease accounting. In August 2010, the FASB and the IASB jointly released exposure drafts of a proposed accounting model that would significantly change lease accounting. In February 2013, the FASB issued a revised set of proposals and asked for written, public comment by May 15, 2013. As of March 1, 2013, final standards have yet to be issued. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how the real estate leasing business is conducted. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could cause a delay in investing our offering proceeds and make it more difficult for us to enter into leases on terms we find favorable.

If we invest in apartment communities, we must comply with the Fair Housing Amendment Act, which may decrease our cash flow from operations.

We must comply with the Fair Housing Amendment Act of 1988 (the “FHAA”) which requires that apartment communities first occupied after March 13, 1991 be accessible to handicapped residents and visitors. Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. Recently there has been heightened scrutiny of multifamily housing communities for compliance with the requirements of the FHAA and an increasing number of substantial enforcement actions and private lawsuits have been brought against apartment communities to ensure compliance with these requirements. Noncompliance with the FHAA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.

If we sell properties by providing financing to purchasers, we will bear the risk of default by the purchaser.

In some instances we may sell our properties by providing financing to purchasers. If we provide financing to purchasers, we will bear the risk of default by the purchaser and will be subject to remedies provided by law, which could negatively impact distributions to our stockholders. There are no limitations or restrictions on our ability to take purchase money obligations. We may, therefore, take a purchase money obligation secured by a mortgage as partial payment for the purchase price of a property. The terms of payment to us generally will be affected by custom in the area where the property being sold is located and the then-prevailing economic conditions. If we receive promissory notes or other property in lieu of cash from property sales, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to make distributions to our stockholders.

Risks Associated with Debt Financing

We anticipate that we will incur mortgage indebtedness and other borrowings, which may increase our business risks.

We anticipate that we will acquire real properties and other real estate-related investments by borrowing funds. In addition, we may incur or increase our mortgage debt by obtaining loans secured by some of or all our real properties to obtain funds to acquire additional properties and other investments and for payment of distributions to stockholders. We also may borrow funds for payment of distributions to stockholders, in particular if necessary to satisfy the requirement that we distribute annually to stockholders at least 90% of our REIT taxable income, or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT and minimize U.S. federal income and excise tax.

There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, the maximum amount of our indebtedness shall not exceed 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors.

In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 65% of the greater of the aggregate cost and the fair market value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital under our IPO or any subsequent offering and invested substantially all of our capital. As a result, we expect to borrow more than 65% of the aggregate cost and the fair market value of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent. For these purposes, the value of our assets is based on methodologies and policies determined by our board of directors that may include, but do not require, independent appraisals.

If there is a shortfall in cash flow available to service our mortgage debt, then the amount available for distributions to stockholders may be affected. In addition, incurring mortgage debt increases the risk of loss because (a) loss in investment value is generally borne entirely by the borrower until such time as the investment value declines below the principal balance of the associated debt, and (b) defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the foreclosure. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default. If any of our properties is foreclosed upon due to a default, our ability to make distributions to our stockholders will be adversely affected. In addition, because our goal is to be in a position to liquidate our assets within six to nine years after the termination of our IPO, our approach to investing in properties utilizing leverage in order to accomplish our investment objectives over this period of time may present more risks to investors than comparable real estate programs that have a longer intended duration and that do not utilize borrowing to the same degree.

If mortgage debt is unavailable at reasonable rates, we may not be able to refinance our properties, which could reduce the amount of cash distributions we can make.

When we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties at reasonable rates or at rates comparable to those which existed prior to such refinancing, and our income could be reduced. If this occurs, it would reduce cash available for distribution to our stockholders, and it may prevent us from borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

In connection with obtaining financing, a lender could impose restrictions on us that affect our ability to incur additional debt and our distribution and operating policies. In general, we expect our loan agreements to restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender. Loan documents we enter may contain other customary negative covenants that may limit our ability to further mortgage the property, discontinue insurance coverage, replace United Realty Advisors LP as our advisor or impose other limitations. Any such restriction or limitation may have an adverse effect on our operations and our ability to make distributions to you.

Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.

We may finance our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We may incur indebtedness that bears interest at a variable rate. In addition, from time to time we may pay mortgage loans or finance and refinance our properties in a rising interest rate environment. Accordingly, increases in interest rates could increase our interest costs, which could have an adverse effect on our operating cash flow and our ability to make distributions to you. In addition, if rising interest rates cause us to need additional capital to repay indebtedness in accordance with its terms or otherwise, we may need to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments. Prolonged interest rate increases also could negatively impact our ability to make investments with positive economic returns.

If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to make distributions.

Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT and minimize U.S. federal income and excise tax. Any of these results would have a significant, negative impact on your investment.

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of your investment.

Our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 65% of the greater of the aggregate cost and the fair market value of our assets, but we may exceed this limit under some circumstances. Such debt may be at a level that is higher than REITs with similar investment objectives or criteria. High debt levels could cause us to incur higher interest charges, could result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment.

Risks Related to Investments in Real Estate-Related Securities

Investments in real estate-related securities will be subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities, which may result in losses to us.

We may invest in real estate-related securities of both publicly traded and private real estate companies. Our investments in real estate-related securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed in this Annual Report on Form 10-K, including risks relating to rising interest rates.

Real estate-related securities are often unsecured and also may be subordinated to other obligations of the issuer. As a result, investments in real estate-related securities are subject to risks of (a) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities, (b) substantial market price volatility resulting from changes in prevailing interest rates in the case of traded equity securities, (c) subordination to the prior claims of banks and other senior lenders to the issuer, (d) the operation of mandatory sinking fund or call/repurchase provisions during periods of declining interest rates that could cause the issuer to reinvest repurchase proceeds in lower-yielding assets, (e) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (f) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic slowdown or downturn. These risks may adversely affect the value of outstanding real estate-related securities and the ability of the issuers thereof to repay principal and interest or make distribution payments.

Investments in real estate-related preferred equity securities involve a greater risk of loss than traditional debt investments.

We may invest in real estate-related preferred equity securities, which may involve a higher degree of risk than traditional debt investments due to a variety of factors, including that such investments are subordinate to traditional loans and are not secured by property underlying the investment. Furthermore, should the issuer default on our investment, we would be able to proceed only against the entity in which we have an interest, and not the property owned by such entity and underlying our investment. As a result, we may not recover some of or all our investment.

We expect that a portion of any real estate-related securities investments we make will be illiquid, and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

Certain of the real estate-related securities that we may purchase in connection with privately negotiated transactions will not be registered under the applicable securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment following a borrower’s default.

We are subject to interest rate risk, which means that changing interest rates may reduce the value of our real estate-related securities investments.

Interest rate risk is the risk that prevailing market interest rates will change relative to the current yield on fixed-income securities such as preferred and debt securities, and to a lesser extent dividend-paying common stock. Generally, when interest rates rise, the market value of these securities declines, and vice versa. In addition, when interest rates fall, issuers are more likely to repurchase their existing preferred and debt securities to take advantage of the lower cost of financing. As repurchases occur, principal is returned to the holders of the securities sooner than expected, thereby lowering the effective yield on the investment. On the other hand, when interest rates rise, issuers are more likely to maintain their existing preferred and debt securities. As a result, repurchases decrease, thereby extending the average maturity of the securities. If we are unable to manage interest rate risk effectively, our results of operations, financial condition and ability to pay distributions to you will be adversely affected.

We may acquire real estate-related securities through tender offers, which may require us to spend significant amounts of time and money that otherwise could be allocated to our operations.

We may acquire real estate-related securities through tender offers, negotiated or otherwise, in which we solicit a target company’s stockholders to purchase their securities. The acquisition of these securities could require us to spend significant amounts of money that otherwise could be allocated to our operations. Additionally, in order to acquire the securities, the employees of our Advisor likely will need to devote a substantial portion of their time to pursuing the tender offer — time that otherwise could be allocated to managing our business. These consequences could adversely affect our operations and reduce the cash available for distribution to our stockholders.

Our dependence on the management of other entities in which we invest may adversely affect our business.

We may not control the management, investment decisions or operations of the companies in which we may invest. Management of those enterprises may decide to change the nature of their assets, or management may otherwise change in a manner that is not satisfactory to us. We will have no ability to affect these management decisions, and we may have only limited ability to dispose of our investments.

Our due diligence may not reveal all of a borrower’s liabilities and may not reveal other weaknesses in its business.

Before making a loan to a borrower or acquiring debt or equity securities of a company, we will assess the strength and skills of such entity’s management and other factors that we believe are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, we will rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized or private entities because there may be little or no information publicly available about the entities. There can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful.

We will depend on debtors for our revenue, and, accordingly, our revenue and our ability to make distributions to you will be dependent upon the success and economic viability of such debtors.

The success of our investments in real estate-related loans, real estate-related debt securities and other real estate-related investments will materially depend on the financial stability of the debtors underlying such investments. The inability of a single major debtor or a number of smaller debtors to meet their payment obligations could result in reduced revenue or losses.

Risks Associated with Investments in Mortgage, Bridge and Mezzanine Loans

We have relatively less experience investing in mortgage, bridge, mezzanine or other loans as compared to investing directly in real property, which could adversely affect our return on loan investments.

The experience of our Advisor and its affiliates with respect to investing in mortgage, bridge, mezzanine or other loans is not as extensive as it is with respect to investments directly in real properties. However, we may continue to make such loan investments to the extent our Advisor determines that it is advantageous to us due to the state of the real estate market, as a strategic method of acquiring distressed assets, or in order to diversify our investment portfolio. Our less extensive experience with respect to mortgage, bridge, mezzanine or other loans could adversely affect our return on loan investments.

Our mortgage, bridge or mezzanine loans may be impacted by unfavorable real estate market conditions, which could decrease the value of those loans and the return on your investment.

If we make or invest in mortgage, bridge or mezzanine loans, we will be at risk of defaults on those loans caused by many conditions beyond our control, including local and other economic conditions affecting real estate values and interest rate levels. We do not know whether the values of the property securing the loans will remain at the levels existing on the dates of origination of the loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans.

Our mortgage, bridge or mezzanine loans will be subject to interest rate fluctuations, which could reduce our returns as compared to market interest rates and reduce the value of the loans if we sell them.

If we invest in fixed-rate, long-term mortgage, bridge or mezzanine loans and interest rates rise, the loans could yield a return lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that mortgage, bridge or mezzanine loans are prepaid, because we may not be able to make new loans at the previously higher interest rate. If we invest in variable-rate loans and interest rates decrease, our revenues also may decrease. Finally, if we invest in variable-rate loans and interest rates increase, the value of the loans we own at such time would decrease, which would lower the proceeds we would receive if we sell such assets. For these reasons, if we invest in mortgage, bridge or mezzanine loans, our returns on those loans and the value of your investment will be subject to fluctuations in interest rates.

Delays in liquidating defaulted mortgage, mezzanine or bridge loans could reduce our investment returns.

If there are defaults under our loans, we may not be able to repossess and sell quickly any properties securing such loans. The resulting time delay could reduce the value of our investment in the defaulted loans. An action to foreclose on a property securing a loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of any lawsuit brought in connection with the foreclosure if the defendant raises defenses or counterclaims. If there is a default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the loan.

The mezzanine loans in which we may invest would involve greater risks of loss than senior loans secured by income-producing real properties.

We may invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income- producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. If borrowers of these loans are real estate developers, our investments may involve additional risks, including dependence for repayment on successful completion and operation of the project, difficulties in estimating construction or rehabilitation costs and loan terms that often require little or no amortization. If there is a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our loan or on debt senior to our loan, or if there is a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”), and control decisions made in bankruptcy proceedings relating to borrowers. As a result, we may not recover some of or all our investment.

Returns on our mortgage, bridge or mezzanine loans may be limited by regulations.

The mortgage, bridge or mezzanine loans in which we invest, or that we may make, may be subject to regulation by federal, state and local authorities or regulation by foreign jurisdictions and subject to various laws and judicial and administrative decisions. We may determine not to make mortgage, bridge or mezzanine loans in any jurisdiction in which we believe we have not complied in all material respects with applicable requirements. If we decide not to make mortgage, bridge or mezzanine loans in several jurisdictions, it could reduce the amount of income we would otherwise receive.

Foreclosures create additional ownership risks that could adversely impact our returns on mortgage investments.

If we acquire property by foreclosure following defaults under our mortgage, bridge or mezzanine loans, we will have the economic and liability risks as the owner. See “— General Risks Related to Investments in Real Estate” above.

The liquidation of our assets may be delayed as a result of our investment in mortgage, bridge or mezzanine loans, which could delay distributions to our stockholders.

The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment following a borrower’s default. If our Advisor determines that it is in our best interests to make or invest in mortgage, bridge or mezzanine loans, any intended liquidation of us may be delayed beyond the time of the sale of all our properties until all mortgage, bridge or mezzanine loans expire or are sold, because we may enter into mortgage, bridge or mezzanine loans with terms that expire after the date we intend to have sold all our properties.

Investments that are not U.S. government-insured involve risk of loss.

We may originate and acquire uninsured loans and assets as part of our investment strategy. Such loans and assets may include mortgage loans, mezzanine loans and bridge loans. While holding such interests, we are subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. If there is any default under loans, we bear the risk of loss of principal and nonpayment of interest and to the extent of any deficiency between the value of the collateral and the principal amount of the loan. To the extent we suffer such losses with respect to our investments in such loans, the value of our company and the price of our Common Shares may be adversely affected.

U.S. Federal Income Tax Risks

Our failure to qualify or remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our Common Shares.

We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ended December 31, 2013, and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to qualify or remain qualified as a REIT is not binding on the Internal Revenue Service (“IRS”) and is not a guarantee that we will qualify, or continue to qualify, as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all the requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Even if we qualify as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to you.

Even if we qualify as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of the OP or at the level of the other companies through which we indirectly own our assets, such as our TRSs, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.

To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce your overall return.

In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. It is possible that we might not always be able to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including the OP, but generally excluding any TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. During such time as we qualify as a REIT, we intend to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS will incur corporate rate income taxes with respect to any income or gain recognized by it), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction, or (c) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. Despite our present intention, no assurance can be given that any particular property we own, directly or indirectly through any subsidiary entity, including the OP, but generally excluding any TRSs, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

Our TRSs are subject to corporate-level taxes and our dealings with our TRSs may be subject to a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRS. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRS.

A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. We must operate our “qualified lodging facilities” through one or more TRS that lease such properties from us. We may use our TRSs generally for other activities as well, such as to hold properties for sale in the ordinary course of business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A TRS will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the rules which are applicable to us as a REIT also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

If our leases to our TRSs are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.

To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” In order for such rent to qualify as “rents from real property” for purposes of the REIT gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.

If the OP failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.

We intend to maintain the status of the OP as a partnership or a disregarded entity for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of the OP as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the OP could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This substantially would reduce our cash available to pay distributions and the yield on your investment. In addition, if any of the partnerships or limited liability companies through which the OP owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the OP. Such a recharacterization of an underlying property owner also could threaten our ability to maintain our REIT qualification.

If our “qualified lodging facilities” are not properly leased to a TRS or the managers of such “qualified lodging facilities” do not qualify as “eligible independent contractors,” we could fail to qualify as a REIT.

In general, we cannot operate any lodging facilities and can only indirectly participate in the operation of “qualified lodging facilities” on an after-tax basis through leases of such properties to our TRSs. A “qualified lodging facility” is a hotel, motel, or other establishment in which more than one-half of the dwelling units are used on a transient basis at which or in connection with which wagering activities are not conducted. Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. A TRS that leases lodging facilities from us will not be treated as a “related party tenant” with respect to our lodging facilities that are managed by an independent management company, so long as the independent management company qualifies as an “eligible independent contractor.”

Each of the management companies that enters into a management contract with our TRSs must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our TRSs to be qualifying income for purposes of the REIT gross income tests. An “eligible independent contractor” is an independent contractor that, at the time such contractor enters into a management or other agreement with a TRS to operate a “qualified lodging facility,” is actively engaged in the trade or business of operating “qualified lodging facilities” for any person not related, as defined in the Code, to us or the TRS. Among other requirements, in order to qualify as an independent contractor a manager must not own, directly or applying attribution provisions of the Code, more than 35% of our outstanding shares of stock (by value), and no person or group of persons can own more than 35% of our outstanding shares and 35% of the ownership interests of the manager (taking into account only owners of more than 5% of our shares and, with respect to ownership interest in such managers that are publicly traded, only holders of more than 5% of such ownership interests). The ownership attribution rules that apply for purposes of the 35% thresholds are complex and, there can be no assurance that the ownership of our stock by our managers and their owners will not exceed these thresholds.

Our investments in certain debt instruments may cause us to recognize “phantom income” for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments, and certain modifications of such debt by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.

Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount, or OID, or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets referred to as “phantom income.” In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.

As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to (a) sell assets in adverse market conditions, (b) borrow on unfavorable terms, (c) distribute amounts that would otherwise be used for future acquisitions or used to repay debt, or (d) make a taxable distribution of our Common Shares as part of a distribution in which stockholders may elect to receive Common Shares or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements.

Moreover, we may acquire distressed debt investments that require subsequent modification by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt taxable exchange with the borrower. This deemed reissuance may prevent the modified debt from qualifying as a good REIT asset if the underlying security has declined in value and would cause us to recognize income to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt.

The failure of a mezzanine loan to qualify as a real estate asset would adversely affect our ability to qualify as a REIT.

In general, in order for a loan to be treated as a qualifying real estate asset producing qualifying income for purposes of the REIT asset and income tests, the loan must be secured by real property. We may acquire mezzanine loans that are not directly secured by real property but instead secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan that is not secured by real estate would, if it meets each of the requirements contained in the Revenue Procedure, be treated by the IRS as a qualifying real estate asset. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law and in many cases it may not be possible for us to meet all the requirements of the safe harbor. We cannot provide assurance that any mezzanine loan in which we invest would be treated as a qualifying asset producing qualifying income for REIT qualification purposes. If any such loan fails either the REIT income or asset tests, we may be disqualified as a REIT.

We may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive.

In connection with our qualification as a REIT, we are required to annually distribute to our stockholders at least 90% of our taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions that are payable in cash or Common Shares (which could account for up to 80% of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount it must include in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell our Common Shares in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our Common Shares.

Various tax aspects of such a taxable cash/stock distribution are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/stock distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/stock distributions have not been met.

The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income, which may lower the value you expect in your investment.

Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may (a) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (b) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from our TRSs, or (c) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our Common Shares.

Our stockholders may have tax liability on distributions that they elect to reinvest in Common Shares, but they would not receive the cash from such distributions to pay such tax liability.

If our stockholders participate in our DRIP, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in Common Shares to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the Common Shares are purchased at a discount to fair market value. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the Common Shares received.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our Common Shares.

If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.

In order to qualify as a REIT, we must annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a DRIP inadvertently causing a greater than 5% discount on the price of such stock purchased).

Until the NAV pricing start date, the price per Common Share pursuant to our DRIP will be $9.50 (not including selling commissions or the dealer manager fee), which is equal to the per share price of $9.50 for the first 5,000,000 Common Shares in our primary offering (not including selling commissions and the dealer manager fee) and 95% of the per share price of $10.00 for the remaining Common Shares in our primary offering (not including selling commissions and the dealer manager fee). Following the NAV pricing start date, the price per Common Share pursuant to our DRIP will be equal to our NAV per Common Share, which is intended to reflect the fair market value per share and does not include selling commissions or the dealer manager fee. If the IRS were to take a position contrary to our position that the NAV per Common Share reflects the fair market value per Common Share, it is possible that we may be treated as offering Common Shares under our DRIP at a discount greater than 5% of its fair market value resulting in the payment of a preferential dividend.

There is no de minimis exception with respect to preferential dividends. Therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed either to (a) have distributed less than 100% of our REIT taxable income and be subject to tax on the undistributed portion, or (b) have distributed less than 90% of our REIT taxable income and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.

Complying with REIT requirements may force us to forgo or liquidate otherwise attractive investment opportunities.

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRS. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ending December 31, 2013; however, we may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the value of our Common Shares.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of our Common Shares.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in our Common Shares. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our Common Shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of recent legislation on your investment in our Common Shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our Common Shares. You also should note that our counsel’s tax opinion is based upon existing law, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.

Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interest.

The share ownership restrictions of the Code for REITs and the ownership limits in our charter may inhibit market activity in our Common Shares and restrict our business combination opportunities.

In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help insure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our board of directors (prospectively or retroactively), for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of our outstanding Common Shares. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of 9.8% of the value of our outstanding shares would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance is no longer required for REIT qualification.

These ownership limits and transfer restrictions could delay or prevent a transaction or a change in control that might involve a premium price for our Common Shares or otherwise be in the best interest of the stockholders.

Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon the disposition of our Common Shares.

Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”), capital gain distributions attributable to sales or exchanges of “U.S. real property interests” (“USRPIs”), generally will be taxed to a non-U.S. stockholder, subject to an exception for stock regularly traded on an established securities market that is not expected to apply to our Common Shares, as if such gain were effectively connected with a U.S. trade or business.

Gain recognized by a non-U.S. stockholder upon the sale or exchange of our Common Shares generally will be subject to U.S. federal income taxation, subject to an exception for stock regularly traded on an established securities market that is not expected to apply to our Common Shares, if such stock constitutes a USRPI under FIRPTA. Our Common Shares will constitute a USRPI if we are not a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders.

We encourage you to consult your tax advisor to determine the tax consequences applicable to you if you are a non-U.S. stockholder.

Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income (“UBTI”) to tax-exempt investors.

If (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold our Common Shares, or (c) a holder of Common Shares is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, Common Shares by such tax-exempt stockholder may be subject to U.S. federal income tax as UBTI under the Code.

Retirement Plan Risks

If the fiduciary of an employee pension benefit plan subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) (such as a profit-sharing, Section 401(k) or pension plan) or any other retirement plan or account fails to meet the fiduciary and other standards under ERISA or the Code as a result of an investment in our Common Shares, the fiduciary could be subject to criminal and civil penalties.

There are special considerations that apply to employee benefit plans subject to ERISA (such as profit-sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Code (such as an IRA) that are investing in our Common Shares. Fiduciaries investing the assets of such a plan or account in our Common Shares should satisfy themselves that:

•	the investment is consistent with their fiduciary obligations under ERISA and the Code;

•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;

•	the investment will not impair the liquidity of the plan or IRA;

•	the investment will not produce an unacceptable amount of UBTI for the plan or IRA;

•	the value of the assets of the plan can be established annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•	the investment will not constitute a non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

With respect to the annual valuation requirements described above, we expect to provide an estimated value for our Common Shares annually. From the commencement of our IPO until 18 months after its closing, we expect to use the gross offering price of a Common Share in our IPO as the per share estimated value. After such date, we expect to provide a per share estimated value that is developed from data supported by appraisals of our assets and operations, including by providing, commencing on the NAV pricing start date, a daily NAV. The estimated value is not likely to reflect the proceeds you would receive upon our liquidation or upon the sale of your Common Shares. Accordingly, we can make no assurances that such estimated value will satisfy the applicable annual valuation requirements under ERISA and the Code. The Department of Labor or the IRS may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our Common Shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.

With respect to the annual valuation requirements described above, we expect to provide a daily NAV for purposes of our DRIP and share repurchase program commencing on the NAV pricing start date. This estimated value is not likely to reflect the proceeds you would receive upon our liquidation or upon the sale of your Common Shares. Accordingly, we can make no assurances that such estimated value will satisfy the applicable annual valuation requirements under ERISA and the Code. The Department of Labor or the IRS may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our Common Shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to remedies. In addition, if an investment in our Common Shares constitutes a non-exempt prohibited transaction under ERISA or the Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In the case of a non-exempt prohibited transaction involving an IRA owner, the IRA may be disqualified and all the assets of the IRA may be deemed distributed and subject to tax.

Prospective investors with investment discretion over the assets of an IRA, employee benefit plan or other retirement plan or arrangement that is covered by ERISA or Section 4975 of the Code should carefully review the information in the section of our prospectus titled “ERISA Considerations.” Any such prospective investors are required to consult their own legal and tax advisors on these matters.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We intend to invest in and manage a diverse portfolio of real estate properties and real estate-related assets. As of December 31, 2012, we had not acquired, originated or contracted to make any investment nor had we identified any assets in which there is a reasonable probability that we will invest.

Item 3.	Legal Proceedings.

We are not party to any material pending legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

No public market currently exists for our Common Shares, and we currently have no plans to list our Common Shares on a national securities exchange. Until our Common Shares are listed, if ever, our stockholders may not sell their Common Shares unless the buyer meets the applicable suitability and minimum purchase requirements. In addition, our charter prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares or more than 9.8% (in value or number of shares, whichever is more restrictive) of our outstanding Common Shares, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their Common Shares at a time or price acceptable to them. Pursuant to our IPO, we are selling the first 5,000,000 Common Shares at $10.45 per Common Share, and the remaining 95,000,000 Common Shares at $11.00 per Common Share, in each case inclusive of dealer manager fees and selling commissions, although discounts are available for certain categories of purchasers.

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to participate in the offering and sale of Common Shares pursuant to our IPO, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to stockholders a per share estimated value of the Common Shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share value to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Common Shares. During our IPO, the value of the Common Shares is deemed to be the offering price (disregarding the discount offered to purchasers of the first 5,000,000 Common Shares offered) of $11.00 per Common Share (without regard to purchase price discounts for certain categories of purchasers). There is no public trading market for the Common Shares at this time, and there can be no assurance that stockholders would receive $11.00 per Common Share if such a market did exist and they sold their Common Shares or that they will be able to receive such amount for their Common Shares in the future. Nor does this deemed value reflect the distributions that stockholders would be entitled to receive if our properties were sold and the sales proceeds were distributed upon liquidation of our Company. Such a distribution upon liquidation may be less than $11.00 per Common Share primarily due to the fact that the funds initially available for investment in properties will have been reduced from the gross offering proceeds in order to pay selling commissions and dealer manager fees, organization and offering expenses, and acquisition and asset management fees.

Holders

As of March 28, 2013, we had 396,712 Common Shares outstanding held by a total of 79 stockholders.

Distributions

We intend to elect to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders annually. The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, and annual distribution requirements needed to qualify and maintain our status as a REIT under the Code.

On December 28, 2012, our board of directors declared daily distributions on our Common Shares at a daily rate of $0.00210958904 per Common Share, which equates to an annual rate of $0.77 per Common Share based on a 365-day year. The distributions began to accrue as of daily record dates beginning on January 1, 2013, and are aggregated and paid monthly, on payment dates determined by us, to stockholders who hold Common Shares as of such daily record dates. On February 15, 2013 we paid $13,475 in distributions to stockholders for the month of January 2013. In addition, on March 15, 2013 we paid $17,934 in distributions to stockholders for the month of February 2013. Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured. There is no assurance that we will continue to declare distributions at this rate.

Cash used to pay our distributions may be generated from funds received from property operating results, borrowings, contributions from our Advisor and the sale of our Common Shares. As additional capital is raised and we continue to build our portfolio of investments, we expect that we will use funds received from operating activities to pay a greater proportion of our distributions and will be able to reduce and in the future eliminate the use of funds from the sale of Common Shares to pay distributions. Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

Stock Incentive Plan

We have adopted a stock incentive plan, pursuant to which our independent directors, officers and employees (if we ever have employees), employees of our Advisor and other affiliates, certain of our consultants and certain consultants to our Advisor and other affiliates who directly or indirectly provide consulting services to us may be granted equity incentive awards in the form of stock options, stock appreciation rights, restricted stock, performance shares and other stock-based awards. Our compensation committee will determine all awards under our stock incentive plan and the vesting schedule for the grants. The aggregate number of Common Shares that may be issued or used for reference purposes or with respect to which awards may be granted under our stock incentive plan will not exceed 5.0% of our outstanding Common Shares on a fully diluted basis at any time and in any event will not exceed 5,000,000 Common Shares (subject to adjustment for stock splits, combinations, reclassifications, reorganizations and certain other specified events pursuant to the stock incentive plan).

We intend to follow a practice of granting equity incentives to participants on an annual basis. We also may make grants (a) on the commencement of employment or engagement, as applicable, of the participant, (b) to key employees of us or our Advisor or its affiliates following a significant change in job responsibilities, or (c) to meet specific retention objectives. As of December 31, 2012, we had not made any grants under our stock incentive plan.

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

On August 15, 2012, our Registration Statement covering a public offering of up to 100,000,000 Common Shares under our primary offering and up to 20,000,000 Common Shares under our DRIP was declared effective under the Securities Act. Our IPO commenced on such date and is ongoing.

For the year ended December 31, 2012 and the period from November 8, 2011 (date of inception) to December 31, 2011, we had sold 182,903 Common Shares and 18,182 Common Shares to our Sponser for gross offering proceeds of approximately $1.9 million and $0.2 million, respectively, and net offering proceeds of $1.7 million and $0.2 million, respectively. At December 31, 2012 and 2011, we had incurred selling commissions and dealer manager fees and other offering costs in the amounts set forth below. The Dealer Manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

The following table reflects the offering costs associated with this issuance of Common Shares:

Type of Expense	Year Ended December 31, 2012	Period from November 8, 2011 (date of inception) to December 31, 2011
Selling commissions and dealer manager fees	$148,807	$—
Other offering costs	24,651	248,344
Total expenses	$173,458	$248,344

Other offering costs include non-recurring legal and due diligence fees related to the initial process of taking our Registration Statement effective. As of December 31, 2012, total expenses exceeded offering proceeds from the sale of Common Shares by approximately $2.5 million, due to the ongoing nature of our offering process and because many expenses were paid before our IPO commenced. We will use the net proceeds from our ongoing IPO to purchase or fund real estate investments, including acquisition fees and closing costs.

On November 17, 2011, we sold 18,182 Common Shares to our Sponsor under Rule 506 of Regulation D of the Securities Act (“Regulation D”) at a price of $11.00 per Common Share for aggregate gross proceeds of $0.2 million, which was used to fund organizational costs. On November 25, 2011, we sold 500,000 shares of preferred stock, subsequently exchanged for 500,000 Sponsor Preferred Shares, to our Sponsor under Regulation D at a price of $0.10 per share for aggregate gross proceeds of $50,000, which also was used to fund organizational costs. Our Sponsor has the right to convert its Sponsor Preferred Shares into Common Shares upon (and for 180 days following) the sale or transfer of substantially all of our assets, stock or business (other than a sale of assets in our liquidation, dissolution or winding up), the listing of our Common Shares on any national securities exchange or the termination or expiration without renewal of the advisory agreement. If the Sponsor Preferred Shares become convertible into Common Shares, each outstanding Sponsor Preferred Share may be converted into one Common Share for each $100 million, rounded down to the nearest $100 million, of gross proceeds raised by us through the date of conversion in our IPO and any subsequent public offering of Common Shares, combined.

Other than these initial unregistered sales, during the year ended December 31, 2012 and the period from November 8, 2011 (date of inception) to December 31, 2011, we did not sell equity securities that were not registered under the Securities Act.

Share Repurchase Program

Our Common Shares are not listed on a national securities exchange and we will not seek to list our Common Shares until the time, if such time ever occurs, that our independent directors believe that the listing of our Common Shares would be in the best interest of our stockholders. Stockholders who have held their Common Shares for at least one year may make daily requests that we repurchase all or a portion (but generally at least 25%) of their Common Shares pursuant to our share repurchase program, but we may not be able to fulfill all repurchase requests. Prior to the NAV pricing start date, stockholders may have their Common Shares repurchased (a) in the case of hardship, at the total offering price paid, or (b) in the sole discretion of our Advisor, at a price of 92% of the total offering price paid, but in neither event at a price greater than the offering price per Common Share under our DRIP. Following the NAV pricing start date, the repurchase price per Common Share on any business day will be 95% of our NAV per Common Share for that day, calculated after the close of business on the repurchase request day, without giving effect to any share purchases or repurchases to be effected on such day; provided, however, that while the primary offering is ongoing, in no event will the repurchase price following the NAV pricing start date exceed the then-current offering price under the primary offering.

Prior to the NAV pricing start date, we will limit the Common Shares repurchased during any calendar quarter to 1.25% of the weighted average number of Common Shares outstanding during the previous calendar quarter, or approximately 5% of the weighted average number of Common Shares outstanding in any 12-month period. Following the NAV pricing start date, we will limit Common Shares repurchased during any calendar quarter to 5% of our NAV as of the last day of the previous calendar quarter or as of the NAV pricing start date if it occurred during the then-current quarter, or approximately 20% of our NAV in any 12-month period. Our Advisor will evaluate our capital needs and the amount of available cash and other liquid assets (as defined below) each quarter and may elect to increase the amount available for repurchase during such quarter.

In addition, stockholders will only be able to repurchase their Common Shares to the extent that we have sufficient liquid assets (as defined below). Most of our assets will consist of properties which cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. We may not always have sufficient liquid resources to satisfy all repurchase requests. In order to provide liquidity for repurchases, we intend to maintain the following percentage of the overall value of our portfolio in cash, cash equivalents and other short-term investments and certain types of real estate related assets that can be liquidated more readily than properties (collectively, “liquid assets”): (A) 15% of our NAV up to $333 million; (B) 10% of our NAV between $333 million and $667 million; and (C) 5% of our NAV in excess of $667 million. In addition, our board of directors may decide, but is not obligated, to maintain borrowing capacity under a line of credit.

Our board of directors in its discretion may modify, suspend or terminate our share repurchase program for any reason. As of December 31, 2012, no Common Shares were eligible for repurchase because the one-year holding requirement had not been met.

Item 6.	Selected Financial Data.

As of December 31, 2012, we had not yet commenced significant operations or entered into any arrangements to acquire any specific investments. See the consolidated balance sheets, consolidated statement of operations, consolidated statement of stockholders’ equity, and consolidated statement of cash flows included in the accompanying consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our MD&A should be read in conjunction with our accompanying financial statements and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to United Realty Trust Incorporated, a Maryland corporation, and, as required by context, United Realty Capital Operating Partnership, L.P., a Delaware limited partnership (the “OP”).

Forward-Looking Statements

Overview

We were formed in November 2011 for the purpose of investing primarily in a diversified portfolio of income-producing real estate properties and other real estate-related assets. We intend to elect and qualify as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2012. We intend to conduct substantially all of our investment activities and own all of our assets through the OP, of which we are the sole general partner and a limited partner. The initial limited partner of the OP is URTI LP, LLC, a Delaware limited liability company. United Realty Advisors LP, a Delaware limited partnership (our “Advisor”) will manage our day-to-day operations and our portfolio of properties and real estate-related assets.

We were initially capitalized on November 17, 2011 with $200,000 from the sale of 18,182 shares of our common stock, par value $0.01 per share (“Common Shares”) to United Realty Advisor Holdings LLC, a Delaware limited liability company (our “Sponsor”). On November 25, 2011, our Sponsor acquired 500,000 shares of preferred stock, subsequently exchanged for 500,000 shares of preferred stock classified as Sponsor Preferred Shares (the “Sponsor Preferred Shares”), for an aggregate purchase price of $50,000.

On August 15, 2012, our Registration Statement was declared effective by the SEC. The Registration Statement covers our initial public offering (“IPO”) of up to 120,000,000 Common Shares, consisting of up to 100,000,000 Common Shares in our primary offering on a “best efforts” basis and up to 20,000,000 Common Shares pursuant to our distribution reinvestment program (our “DRIP”).

On December 28, 2012, we received and accepted aggregate subscriptions in excess of the minimum of 200,000 Common Shares, broke escrow and issued Common Shares to our initial investors, who were admitted as stockholders. As of December 31, 2012, we had not acquired, originated or contracted to make any investments. We also had not identified any assets in which there is a reasonable probability that we will invest. Further, we had not identified any particular markets or asset types on which we intend to focus, and the exact markets and asset types that will ultimately be targeted by our Advisor will depend upon its evaluation of property prices and other economic considerations impacting the particular markets.

Liquidity and Capital Resources

We are dependent upon the net proceeds from our IPO to conduct our proposed operations. We will obtain the capital required to purchase properties and other investments and conduct our operations from the proceeds of our IPO and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of December 31, 2012, we have not made any investments in real estate or otherwise, and our total assets as of December 31, 2012, included approximately $1.2 million in cash and cash equivalents.

If we are unable to raise substantially more funds in our IPO than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our IPO. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We do not expect to establish a permanent reserve from our offering proceeds for maintenance and repairs of real properties, as we expect the vast majority of leases for the properties we acquire will provide for tenant reimbursement of operating expenses. However, to the extent that we have insufficient funds for such purposes, we may establish reserves from offering proceeds, out of cash flow from operations or net cash proceeds from the sale of properties.

We currently have no outstanding debt. Once we have fully invested the proceeds of our IPO, assuming we sell the maximum amount, our portfolio-wide loan-to-value ratio (calculated after the close of our IPO) will be approximately 65%. For purposes of calculating our 65% target leverage, we will determine the loan-to-value ratio on our portfolio based on the greater of the aggregate cost and the fair market value of our investments and other assets. There is no limitation on the amount we may borrow for the purchase of any single asset. Our charter allows us to incur leverage up to 300% of our total “net assets” (as defined by our charter and the Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted by the membership of the North American Securities Administrators Association on May 7, 2007) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. We may only exceed this 300% limit with the approval of a majority of our independent directors. During the early stages of our IPO, our independent directors may be more likely to approve debt in excess of this limit. In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by our board of directors at least quarterly.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor and Allied Beacon Partners, Inc., a Florida corporation (our “Dealer Manager”). During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and dealer manager fee. During this stage, we also will make payments to our Advisor for reimbursement of certain other organization and offering expenses. However, we will not reimburse our advisor (except in limited circumstances) for other organization and offering expenses to the extent that our total payments for other organization and offering expenses would exceed 2% of the total offering price paid by investors in our IPO. During our acquisition and development stage, we expect to make payments to our Advisor in connection with the selection and origination or purchase of investments and the management of our assets and to reimburse certain costs incurred by our Advisor in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our independent directors.

To maintain our qualification as a REIT after attaining it, we generally are required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the United States (“GAAP”)), determined without regard to the deduction for dividends paid and excluding any net capital gain. We expect that our board of directors will authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. We expect to continue paying distributions monthly unless our results of operations, our general financial condition, general economic conditions or other factors make it imprudent to do so. The timing and amount of distributions will be determined by our board and will be influenced in part by its intention to comply with REIT requirements of the Internal Revenue Code of 1986, as amended (the “Code”). We have not established a minimum distribution level.

Results of Operations

We are a newly formed company and have a very limited operating history. We are dependent upon proceeds received from our IPO to conduct our proposed activities. In addition, we currently do not own any properties or real estate-related assets. The capital required to purchase any property or real estate-related asset will be obtained from the proceeds of our IPO and from any indebtedness that we may incur in connection with the acquisition of any property or thereafter.

For the year ended December 31, 2012, we incurred a net loss of $617,572 representing mostly, general and administrative costs which consisted primarily of legal and accounting fees and payroll reimbursements.

Our Advisor will advance our organization and offering expenses to the extent we do not have the funds to pay such expenses. Organization and offering expenses advanced by our Advisor became liabilities to us when our primary offering broke escrow on December 28, 2012. We will reimburse our Advisor up to 2% of the total offering price paid by investors (which includes proceeds to us from the sale of Common Shares, plus applicable selling commissions and dealer manager fee) for organization and offering expenses. Between November 25, 2011 and December 31, 2011, we paid $248,344 of offering costs. As of December 31, 2012, our Advisor had incurred $4.4 million of organization and offering expenses of which $41,862 has been billed to us.

If we qualify as a REIT for U.S. federal income tax purposes, we generally will not be subject to U.S. federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.

Critical Accounting Policies

Below is a discussion of the accounting policies that management believes will be critical once we commence operations. Our accounting policies have been established to conform with GAAP. We consider these policies critical because they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Real Estate Assets

Depreciation and Amortization. Investments in real estate will be carried at cost and depreciated using the straight-line method over the estimated useful lives. Third-party acquisition costs will be expensed as incurred. Repair and maintenance costs will be charged to expense as incurred and significant replacements and betterments will be capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. We will consider the period of future benefit of an asset to determine its appropriate useful life. Costs directly associated with the development of land and those incurred during construction will be capitalized as part of the investment basis. We anticipate the estimated useful lives of our assets by class to be generally as follows:

Buildings	30 years

Building improvements	30 years

Land improvements	15 years

Tenant improvements	Shorter of lease term or expected useful life

Tenant origination and absorption costs	Remaining term of related lease

Furniture, fixtures and equipment	5 – 7 years

Real Estate Acquisition Accounting. In accordance with Statement of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), we will record real estate, consisting of land, buildings and improvements, at fair value. We will allocate the cost of an acquisition to the acquired tangible assets, identifiable intangibles and assumed liabilities based on their estimated acquisition-date fair values. In addition, ASC 805 requires that acquisition costs be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recorded to income tax expense.

Intangible assets include the value of in-place leases, which represents the estimated value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. Acquired in-place lease value will be amortized to expense over the average remaining non-cancelable terms of the respective in-place leases.

We will assess the acquisition-date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant.

We will record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid pursuant to the in-place leases, and (b) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We will amortize any recorded above-market or recorded below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease, not including renewals.

We will estimate the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, management will include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods.

We will amortize the value of in-place leases to depreciation and amortization expense over the remaining average non-cancelable term of the respective leases.

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities will require us to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate estimates would result in an incorrect valuation of our acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of our net income.

Impairment of Real Estate and Related Intangible Assets. We will monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may be impaired. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may be greater than fair value, we will assess the recoverability, considering recent operating results, expected net operating cash flow, and plans for future operations. If, based on this analysis of undiscounted cash flows, we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets as defined by ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. Particular examples of events and changes in circumstances that could indicate potential impairments are: significant decreases in occupancy, rental income, operating income and market values.

Real Estate Loans Receivable

Real estate loans receivable will be recorded at cost and reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that we will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or the fair value of the collateral. If a loan was deemed to be impaired, we would record a reserve for loan losses through a charge to income for any shortfall.

Revenue Recognition

We will recognize minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and we will include amounts expected to be received in later years in deferred rents. Our policy for percentage rental income is to defer recognition of contingent rental income until the specified target (i.e., breakpoint) that triggers the contingent rental income is achieved. We will record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred. We will make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. We do not expect the actual results to differ from the estimated reimbursement.

We will make estimates of the collectability of our tenant receivables related to base rents, expense reimbursements and other revenue or income. We will specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on our net income because a higher bad debt reserve results in less net income.

We will recognize gains on sales of real estate pursuant to the provisions of ASC 605-976, Accounting for Sales of Real Estate (“ASC 605-976”). The specific timing of a sale will be measured against various criteria in ASC 605-976 related to the terms of the transaction and any continuing involvement associated with the property. If the criteria for profit recognition under the full-accrual method are not met, we will defer gain recognition and account for the continued operations of the property by applying the percentage-of-completion, reduced profit, deposit, installment or cost recovery methods, as appropriate, until the appropriate criteria are met.

Interest income from loans receivable will be recognized based on the contractual terms of the debt instrument utilizing the effective interest method. Under the effective interest method, interest expense is recognized at a constant yield based on the increasing or decreasing carrying value of the loans. The total interest expense for each period is the carrying value of the loans at the start of the period multiplied by the effective interest rate. The amount of amortization of the loan discount or premium is the difference between the effective interest expense for the period and the accrued stated interest. As the carrying amount changes each period by the amount of amortized discount or premium, interest expense either increases (for discounts) or decreases (for premiums) over the life of the loans. Fees related to any buydown of the interest rate will be deferred as prepaid interest.

Distribution Policy

On December 28, 2012, our board of directors declared daily distributions on our Common Shares at a daily rate of $0.00210958904 per Common Share, which equates to an annual rate of $0.77 per Common Share based on a 365-day year. The distributions began to accrue as of daily record dates beginning on January 1, 2013, and are aggregated and paid monthly, on payment dates determined by us, to stockholders who hold Common Shares as of such daily record dates. We expect to continue paying distributions monthly unless our results of operations, our general financial condition, general economic conditions or other factors make it imprudent to do so. The timing and amount of distributions will be determined by our board and will be influenced in part by its intention to comply with REIT requirements of the Code.

We expect to have little, if any, funds from operations available for distribution until we make substantial investments. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need funds from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, our board will authorize and we will declare distributions in anticipation of funds that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we expect to look to proceeds from our IPO or from the issuance of securities in the future, or to third-party borrowings, to fund our distributions. We also may fund such distributions from advances from our Sponsor or from any waiver of fees by our Advisor.

Our board has the authority under our organizational documents, to the extent permitted by Maryland law, to authorize the payment of distributions from any source without limits, including proceeds from our IPO or the proceeds from the issuance of securities in the future, and we expect that, at least in the early stages of our existence, we will use the proceeds of our IPO to pay distributions.

To maintain our qualification as a REIT, we generally are required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we meet the REIT qualification requirements, we generally will not be subject to U.S. federal income tax on that portion of our taxable income or capital gain which is distributed to our stockholders.

We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

Funds From Operations and Modified Funds From Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has promulgated a measure known as funds from operations (“FFO”), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistently with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the “White Paper”). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment write-downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

The historical accounting convention used for real estate assets requires depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying, or book, value exceeds the total estimated undiscountcd future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. If the carrying, or book, value exceeds the total estimated undiscounted future cash flows, an impairment charge is recognized to reduce the carrying value to fair value. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated undiscounted future cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.

Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization and impairments, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and modified funds from operations (“MFFO”), as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities also may experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. As disclosed elsewhere in this Annual Report on Form 10-K, we will use the proceeds raised in our IPO to acquire properties, and we intend to begin the process of achieving a liquidity event (i.e., listing of our Common Shares on a national exchange, a merger or sale of the company or another similar transaction) within six to nine years of the completion of our IPO. Thus, we will not continuously purchase assets and will have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the IPA has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our IPO has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our IPO and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our IPO has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.

We define MFFO, a non-GAAP measure, consistently with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, issued by the IPA in November 2010 (the “Practice Guideline”). The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses from the extinguishment or sale of hedges, foreign exchange, derivatives or securities holdings included in net income, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude gains and losses from their extinguishment or sale in calculating MFFO, as such gains and losses are not reflective of ongoing operations.

Our MFFO calculation complies with the Practice Guideline. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives as items which are unrealized and may not ultimately be realized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. As disclosed elsewhere in this Annual Report on Form 10-K, the purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. Acquisition fees and expenses will not be reimbursed by our Advisor if there are no further proceeds from the sale of Common Shares in our IPO, and therefore such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisition costs are funded from the proceeds of our IPO and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a Common Share in the primary offering is a stated value and there is, with respect to the primary offering, no net asset value determination. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO or MFFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The below table illustrates the items deducted in the calculation of FFO and MFFO:

NET INCOME (LOSS) TO FFO/MFFO RECONCILIATION

Net income (loss) (in accordance with GAAP)

Depreciation and amortization

FFO

Acquisition fees and expenses(1)

Amortization of above or below market leases and liabilities(2)

Straight-line rent(3)

Accretion of discounts and amortization of premiums on debt investments

Mark-to-market adjustments(4)

Gains (losses) from extinguishment/sale of debt, derivatives or securities holdings(5)

MFFO — IPA recommended format

*	Impairments and related footnote relating to impairments to be added, if applicable.

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be reimbursed by our Advisor if there are no further proceeds from the sale of Common Shares in our IPO, and therefore such fees will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

(4)	Management believes that adjusting for mark-to-market adjustments is appropriate because they may not be reflective of ongoing operations and reflect unrealized impacts on value based only on then-current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to- market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly or annual basis in accordance with GAAP.

(5)	Management believes that adjusting for gains (losses) from extinguishment/sale of debt, derivatives or securities holdings provides useful information because such extinguishments/sales will not be part of our business plan during our acquisition phase or operational phase.

U.S. Federal Income Taxes

We intend to elect to be taxed as a REIT under the Code and intend to operate as such beginning with our taxable year ended December 31, 2013. We expect to have little or no taxable income prior to electing REIT status. In order to qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. As a REIT, we generally will not be subject to U.S. federal income tax on that portion of our taxable income or capital gain which is distributed to our stockholders. If we fail to remain qualified for taxation as a REIT in any subsequent year after electing REIT status and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. We currently do not have any long-term debt, but anticipate incurring long-term debt in the future. Our interest rate risk management objectives with respect to our long-term debt will be to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not anticipate having any foreign operations and thus we do not expect to be exposed to foreign currency fluctuations.

Item 8.	Financial Statements and Supplementary Data.

The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our chief executive officer and chief accounting officer, together with other members of our management, after conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), concluded that our disclosure controls and procedures were effective as of December 31, 2012 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The rules of the SEC do not require, nor does this Annual Report include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our annual proxy statement to be filed with the SEC for the fiscal year ended December 31, 2012 (the “Proxy Statement”).

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statement Schedules

See the Index to Consolidated Financial Statements at page F-1 of this report.

(b)	Exhibits

EXHIBIT INDEX

The following documents are filed as part of this annual report:

Exhibit No.	Description

23.1*	Consent of Ernst & Young, LLP

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32*	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101*	XBRL (eXtensible Business Reporting Language). The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statement of Stockholder’s Equity; and (iv) the Consolidated Statement of Cash Flows. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 2013.

UNITED REALTY TRUST INCORPORATED

By:	/s/ Jacob Frydman
Jacob Frydman
Chief Executive Officer,
Secretary and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ Jacob Frydman	Chief Executive Officer, Secretary and
Jacob Frydman	Chairman of the Board of Directors	March 29, 2013
(Principal Executive Officer)

/s/ Eli Verschleiser	President, Treasurer and Director	March 29, 2013
Eli Verschleiser

/s/ Joseph LoParrino	Chief Accounting Officer (Principal Financial
Joseph LoParrino	Officer and Principal Accounting Officer)	March 29, 2013

/s/ Daniel Z. Aronzon	Independent Director
Daniel Z. Aronzon		March 29, 2013

/s/ Robert S. Levine	Independent Director
Robert S. Levine		March 29, 2013

/s/ David B. Newman	Independent Director
David B. Newman		March 29, 2013

United Realty Trust Incorporated

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

United Realty Trust Incorporated

We have audited the accompanying consolidated balance sheets of United Realty Trust Incorporated (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Realty Trust Incorporated at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
New York, New York

March 29, 2013

UNITED REALTY TRUST INCORPORATED

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$1,246,264	$1,656
Total assets	$1,246,264	$1,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Due to affiliates	$50,646	$—
Accounts payable	68,599	—
Total liabilities	119,245	—

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized; 500,000 shares issued and outstanding	50,000	1,656
Common stock, $.01 par value; 200,000,000 shares authorized; 201,085 and 18,182 shares issued and outstanding at December 31, 2012 and 2011, respectively	2,011	—
Additional paid-in-capital	1,692,580	—
Accumulated deficit	(617,572)	—
Total United Realty Trust Incorporated stockholders' equity	1,127,019	1,656
Total liabilities and stockholders’ equity	$1,246,264	$1,656

The accompanying notes to consolidated financial statements are an integral part of these statements

F-3

UNITED REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended December 31, 2012

Expenses
General & administrative	$600,400
Organizational expenses	17,172
Total expenses	$617,572

Net loss	$(617,572)

Weighted average number of common shares outstanding:
Basic and diluted	20,186

Net loss per common share:	$(30.6)
Basic and diluted per share

The accompanying notes to consolidated financial statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Additional	Retained earnings (Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit)	Equity
Balance at December 31, 2011	18,182	$—	500,000	$1,656	$—	$—	$1,656

Proceeds from the sale of common stock	182,903	2,011	—	48,344	1,866,038	—	1,916,393

Registration expenditures	—	—	—	—	(173,458)	—	(173,458)
Net loss	—	—	—	—	—	(617,572)	(617,572)
Balance at December 31, 2012	201,085	$2,011	500,000	$50,000	$1,692,580	$(617,572)	$1,127,019

The accompanying notes to consolidated financial statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31, 2012
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(617,572)
Adjustments to reconcile net loss to cash used in operating activities:
Change in operating assets and liabilities
Accounts payable	68,599
Due to affiliates	50,646
Net cash used in operating activities	(498,327)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of stock	1,916,393
Registrations expenditures	(173,458)
Net cash provided by financing activities	1,742,935
Net increase in cash and cash equivalents	$1,244,608
Cash and cash equivalents at beginning of period	1,656
Cash and cash equivalents at end of period	$1,246,264

The accompanying notes to consolidated financial statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

1.	Organization

United Realty Trust Incorporated (the ‘‘Company’’), was formed on November 8, 2011 as a Maryland corporation and intends to qualify as a real estate investment trust (‘‘REIT’’) for U.S. federal income tax purposes. Substantially all of the Company’s business is conducted through United Realty Capital Operating Partnership, L.P. (the ‘‘Operating Partnership’’), a Delaware limited partnership formed on November 8, 2011. The Company is the general partner of the Operating Partnership and holds 99.01% of the partnership interests (consisting of both general and limited partnership interests) in the Operating Partnership. As the Company completes the settlement for the purchase orders for shares of the Company’s common stock, par value $0.01 per share (‘‘Common Shares’’) in its continuous public offering, it will transfer substantially all of the net proceeds of the offering to the Operating Partnership. Neither the Company nor the Operating Partnership has engaged in any operations to date.

The Company was organized to invest in a diversified portfolio of income-producing commercial real estate properties and other real estate-related assets. As discussed in Note 3, the Company sold 18,182 Common Shares to United Realty Advisor Holdings LLC (the ‘‘Sponsor’’), on November 17, 2011. The Company’s fiscal year end is December 31. On November 25, 2011 the Sponsor purchased 500,000 preferred shares for $50,000.

The Company is offering to the public 100,000,000 Common Shares in its primary offering and 20,000,000 Common Shares pursuant to its distribution reinvestment program (‘‘DRIP’’). The Company may reallocate the Common Shares offered between the primary offering and the DRIP. From the first date on which the Common Shares were first offered for sale to the public, August 15, 2012 (‘‘Initial Offering Date’’), until the Company has received purchase orders for at least 5,000,000 Common Shares, the offering price will be $9.50 per Common Share plus applicable selling commissions and dealer manager fee of $0.95 per Common Share, for a total offering price of $10.45 per Common Share. Thereafter, the offering price will be $10.00 per Common Share, plus applicable selling commissions and dealer manager fee of $1.00 per Common Share, for a total offering price of $11.00 per Common Share. The Company will offer Common Shares with reduced selling commissions and, in some cases, reduced dealer manager fee, to ‘‘single purchasers’’ (as defined in the prospectus that forms a part of the Company’s registration statement) of Common Shares on orders exceeding $1,000,000. After the earliest to occur of: (a) the Company investing in assets with an aggregate cost, including its pro rata share (direct or indirect) of debt attributable to such assets, in excess of $1 billion; (b) the Company raising net offering proceeds of in excess of $650 million in its primary offering; and (c) the date that is 29 months following the commencement of the Company’s initial public offering (the ‘‘NAV Pricing Start Date’’), the offering price per Common Share under the DRIP will vary from day to day and, on any given business day, will be equal to the sum of the Company’s net asset value (‘‘NAV’’) divided by the number of Common Shares outstanding as of the end of business on such business day. If the Company does not sell at least 200,000 Common Shares by one year after the Initial Offering Date, this offering will be terminated and the Company’s escrow agent will promptly send each prospective stockholder a full refund of its investment with interest and without deduction for escrow expenses. Purchases of Common Shares by the Company’s directors, officers and other affiliates will be included for purposes of determining whether the minimum of 200,000 Common Shares required to release funds from the escrow account has been sold. Pending satisfaction of this condition, all subscription payments will be placed in an account held by an escrow agent, in trust for the subscriber, pending release to the Company. The subscriber will be entitled to interest earned on the subscription payment while it is held in the escrow account. The Company expects to sell the Common Shares offered in the primary offering over a two-year period. If the Company has not sold all the Common Shares within two years, the Company may continue the primary offering for up to an additional year.

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

The Company’s advisor is United Realty Advisors LP (the ‘‘Advisor’’), a newly formed Delaware limited partnership. The Advisor will conduct the Company’s operations and manage the portfolio of real estate investments.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The consolidated financial statements include the accounts and those of its subsidiaries, which are wholly-owned or controlled by the Company. Entities which the Company does not control through its voting interest and entities which are variable interest entities ("VIEs"), but where it is not the primary beneficiary, are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated.

The Company follows the Financial Accounting Standards Board (“FASB”) guidance for determining whether an entity is a VIE and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.

A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. Non-controlling interests are required to be presented as a separate component of equity in the consolidated balance sheet and modifies the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and non-controlling interests.

The Company assesses the accounting treatment for each joint venture. This assessment includes a review of each joint venture or limited liability company agreement to determine which party has what rights and whether those rights are protective or participating. For all VIEs, the Company reviews such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity's economic performance. In situations where the Company or its partner approves, among other things, the annual budget, receives a detailed monthly reporting package from the Company, meets on a quarterly basis to review the results of the joint venture, reviews and approves the joint venture's tax return before filing, and approves all leases that cover more than a nominal amount of space relative to the total rentable space at each property, the Company does not consolidate the joint venture as it considers these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of the joint venture.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed the federally insured limit by the Federal Deposit Insurance Corporation. The Company has not experienced any losses related to these balances.

Financial Instruments Not Measured at Fair Value

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts payable and due to affiliates approximate their fair values.

Federal Income Taxes

The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with the company’s taxable year ending December 31, 2013. In order to maintain the Company’s qualification as a REIT, the Company is required to, among other things, distribute annually at least 90% of the Company’s REIT taxable income to the Company’s stockholders and meet certain tests regarding the nature of the Company’s income and assets. As a REIT, the Company will not be subject to federal income tax with respect to the portion of the Company’s income that meets certain criteria and is distributed annually to stockholders. The Company intends to operate in a manner that allows the Company to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, it could be subject to federal income tax on the company’s taxable income at regular corporate rates. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. The Company also would be disqualified for the four taxable years following the year during which qualification was lost unless the Company was entitled to relief under specific statutory provisions. If the Company does not elect to be taxed as a REIT for the year ended December 31, 2013, it will be subject to federal and state income tax at regular corporate tax rates.

Organization and Offering Expenses

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

The Advisor will advance the Company’s organization and offering expenses to the extent the Company does not have the funds to pay such expenses. The Company will reimburse the Advisor for organization and offering expenses up to 2% of the total offering price paid by investors (including proceeds from sale of Common Shares, plus applicable selling commissions and dealer manager fees paid by purchasers of Common Shares). On December 28, 2012, the Company broke escrow at which time organization and offering expenses advanced by the Advisor became a liability to the Company subject to the 2% limitation noted above. Between November 25, 2011 and December 31, 2012, the Company paid $248,344 of offering costs. As of December 31, 2012, the Advisor incurred an additional $4.4 million of offering and organization expenses of which $41,862 was billed and paid to the Advisor at December 31, 2012.

Offering costs incurred by the Company, the Advisor and their affiliates on behalf of the Company have been deferred and will be paid from the proceeds of the continuous public offering and will be treated as a reduction of equity.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents in excess of insured amounts with high quality financial institutions.

Basic and Diluted Earnings (Loss) per Common Share

Basic earnings (loss) per Common Share is calculated by dividing net income (loss) by the weighted average number of Common Shares outstanding during each period. Diluted earnings (loss) per Common Share includes the effects of potentially issuable Common Shares, but only if dilutive. There are no dilutive Common Shares as of December 31, 2012.

3.	Capitalization

Under the Company’s charter, the Company has the authority to issue 200,000,000 Common Shares and 50,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On November 17, 2011, the Sponsor purchased 18,182 Common Shares for total cash consideration of $200,000 to provide the Company’s initial capitalization. On November 25, 2011, for $50,000, the Sponsor purchased 500,000 shares of preferred stock, subsequently exchanged for 500,000 sponsor preferred shares (‘‘Sponsor Preferred Shares’’) having a preference upon the Company’s liquidation, dissolution or winding up as described below. Upon the Company’s liquidation, dissolution or winding up, the Sponsor will receive a preference in the amount of 15% of any excess of the net sales proceeds from the sale of all the assets in connection with such liquidation, dissolution or winding up over the amount of Invested Capital (as defined in Note 4) plus a non-compounded pre-tax annual return to holders of Common Shares of 7% or Invested Capital. The Company’s board of directors is authorized to amend its charter from time to time, without the approval of the stockholders, to increase or decrease the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

Operating Partnership

The Company is the general partner of the Operating Partnership. GP Units represent an interest as a general partner in the Operating Partnership and the Company, as general partner, will hold all such units. In return for the Company’s initial capital contribution of $200,000, the Operating Partnership will issue to the Company 9,091 GP Units and 9,091 OP Units. In the Company’s capacity as general partner, it will manage Operating Partnership and will be liable for certain unpaid debts and liabilities of the Operating Partnership.

Limited partnership units represent an interest as a limited partner in the Operating Partnership. OP Units and Sponsor Preferred Units represent limited partnership interests in the Operating Partnership. The Operating Partnership may issue additional units and classes of units with rights different from, and superior to, those of limited partnership units of any class, without the consent of the limited partners. Holders of limited partnership units do not have any preemptive rights with respect to the issuance of additional units. Limited partners of any class do not have the right to participate in the management of the Operating Partnership. Limited partners of any class who do not participate in the management of the Operating Partnership, by virtue of their status as limited partners, generally are not liable for the debts and liabilities of the Operating Partnership beyond the amount of their capital contributions. The Company, however, as the general partner of the Operating Partnership, is liable for any unpaid debts and liabilities. The voting rights of the limited partners of any class are generally limited to approval of specific types of amendments to the Operating Partnership agreement (some of which exclude OP Units owned or controlled by the general partner or any person who owns more than 50% of the outstanding voting interests in the general partner). With respect to such amendments, each OP Unit has one vote.

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

In return for a portion of the Company’s initial capital contribution, the Operating Partnership will issue to the Company 9,091 OP Units. URTI LP, LLC, as the initial limited partner of the Operating Partnership, will hold 182 OP Units representing its limited partnership interest in the Operating Partnership. The Operating Partnership will issue 500,000 Sponsor Preferred Units to the Company to correspond with the Company’s issuance of Sponsor Preferred Shares. The Sponsor Preferred Units represent a class of limited partnership units of the Operating Partnership that are subject to the additional terms contained in the Operating Partnership agreement. Except as otherwise provided in the Operating Partnership agreement, Sponsor Preferred Units have the same rights, privileges and preferences as OP Units. Sponsor Preferred Units shall not be entitled to distributions from the Operating Partnership except upon liquidation of the Operating Partnership. At the time that Sponsor Preferred Shares are converted into Common Shares, each Sponsor Preferred Unit shall automatically convert into the number of OP Units equal to the number of Common Shares into which the Sponsor Preferred Shares were converted (subject to adjustment in the event of any dividend, split, combination or other similar recapitalization with respect to the OP Units).

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

Share Repurchase Program

In an effort to provide the Company’s stockholders with liquidity in respect of their investment in Common Shares, the Company has adopted a share repurchase program whereby on a daily basis, stockholders may request that the Company repurchase all or any portion (but generally at least 25%) of their Common Shares. Prior to the NAV pricing start date, stockholders may have their Common Shares repurchased (a) in the case of hardship, as defined below, at the total offering price paid or (b) in the discretion of the Advisor, at a price of 92% of the total offering price paid, but in neither event at a price greater than the offering price per Common Share under the DRIP. Following the NAV Pricing Start Date, the repurchase price per Common Share on any business day will be 95% of the Company’s NAV per Common Share for that day, calculated after the close of business on the repurchase request day, without giving effect to any share purchases or repurchases to be effected on such day; provided, however, that while the primary offering is ongoing, in no event will the repurchase price following the NAV Pricing Start Date exceed the then-current offering price under the primary offering. The Company defines ‘‘hardship’’ to mean: (a) the death of a stockholder; (b) the bankruptcy of a stockholder; (c) a mandatory distribution under a stockholder’s IRA; or (d) another involuntary exigent circumstance, as approved by the Company’s board. Prior to the NAV Pricing Start Date, the Company will limit the Common Shares repurchased during any calendar quarter to 1.25% of the weighted average number of Common Shares outstanding during the previous calendar quarter, or approximately 5% of the weighted average number of Common Shares outstanding in any 12-month period. Following the NAV Pricing Start Date, the Company will limit Common Shares repurchased during any calendar quarter to 5% of NAV as of the last day of the previous calendar quarter or as of the NAV Pricing Start Date if it occurred during the then-current quarter, or approximately 20% of NAV in any 12-month period. The Company’s board of directors has the right to modify or suspend repurchases and terminate the share repurchase program for any reason.

4.	Related Party Arrangements

The Company has executed an advisory agreement with the Advisor, a dealer manager agreement with the dealer manager and a property management agreement with URA Property Management LLC (the ‘‘Property Manager’’), an affiliate of the Sponsor. These agreements entitle the Advisor, the dealer manager, and the Property Manager to specified fees upon the provision of certain services with regard to the offering and the investment of funds in real estate properties and real estate-related investments, among other services, as well as reimbursement of organization and offering expenses incurred by the Advisor and the dealer manager on behalf of the Company (as discussed in Note 2) and certain costs incurred by the Advisor in providing services to the Company. The dealer manager may enter into a soliciting dealer agreement with Cabot Lodge Securities, LLC (‘‘Cabot Lodge’’), a Delaware limited liability company and member of the Financial Industry Regulatory Authority, Inc. that is indirectly owned by the Sponsor. The Company may engage United Realty Partners LLC (‘‘URP’’), an entity controlled and indirectly owned by the Company’s president and chief executive officer, to provide brokerage services, services in connection with the origination or refinancing of debt, or advice in connection with joint venture opportunities and equity financing opportunities for the Company’s properties.

The selling commissions and dealer manager fee will not be paid by purchasers who are executive officers or directors of the Company or officers or employees of the Advisor or their family members (including spouses, parents, grandparents, children and siblings) or other affiliates, Friends, institutional investors (the terms ‘‘Friends’’ and ‘‘institutional investors’’ are explained in the prospectus that forms a part of the Company’s registration statement under ‘‘Plan of Distribution — Common Shares Purchased by Affiliates, Friends, Institutional Investors and Participating Broker-Dealers’’), and the Company will offer Common Shares with reduced selling commissions and, in some cases, reduced dealer manager fee, to ‘‘single purchasers’’ (as defined in the prospectus that forms a part of the Company’s registration statement) of more than $1,000,000 in value of Common Shares. Purchases by participating broker-dealers, including their registered representatives and their immediate families, will be less the selling commissions, in the sole discretion of the dealer manager. The dealer manager will not be permitted to purchase Common Shares. The table below assumes the Common Shares are sold through distribution channels associated with the highest possible selling commissions and dealer manager fee. No effect is given to any Common Shares sold through the Company’s DRIP.

The fees and reimbursement obligations are as follows:

Form of Compensation	Amounts

Selling Commissions	The dealer manager will be paid $0.645 from the per share offering price of Common Shares in the Company’s primary offering of Common Shares, which, after the first 5,000,000 Common Shares are sold at $10.45, will be $11.00, out of amounts paid by purchasers of Common Shares. Selling commissions will constitute 6.45% of the per share offering price of $11.00 for Common Shares exclusive of selling commissions and dealer manager fee. Selling commissions will constitute approximately 5.86% of the per-share offering price of $11.00 for Common Shares inclusive of selling commissions and dealer manager fee. No selling commissions will be paid on sales of Common Shares under the Company’s DRIP. The dealer manager will reallow all selling commissions to the participating broker-dealer or registered representative of the dealer manager who actually sold the Common Shares.

Dealer Manager Fee	The dealer manager will be paid $0.355 from the per share offering price of Common Shares in the Company’s primary offering, which, after the first 5,000,000 Common Shares are sold at $10.45, will be $11.00, out of amounts paid by purchasers of Common Shares. The dealer manager fee will constitute 3.55% of the per share offering price of $11.00 for Common Shares exclusive of selling commissions and dealer manager fee. The dealer manager fee will constitute approximately 3.23% of such per share offering price inclusive of selling commissions and dealer manager fee. The dealer manager will allocate from the dealer manager fee $0.055 for retention by the dealer manager, and will allocate from the dealer manager fee $0.30 as a marketing fee for the marketing of the Common Shares. The amounts allocated from the dealer manager fee for the marketing fee and retention by the dealer manager will constitute 3.00% and 0.55% of the per share offering price of $11.00 for Common Shares, respectively, and together will constitute 3.55% of such per share offering price, in each case exclusive of selling commissions and dealer manager fee. The amounts allocated from the dealer manager fee for the marketing fee and retention by the dealer manager will constitute approximately 2.73% and 0.50% of the per share offering price of $11.00 for Common Shares, respectively, and together will constitute approximately 3.23% of such per share offering price, in each case inclusive of selling commissions and dealer manager fee. The dealer manager may reallow from the marketing fee up to $0.15 per Common Share to any participating broker-dealer, including Cabot Lodge, for marketing support. In addition, the dealer manager will reallow to Cabot Lodge up to an additional $0.15 per Common Share (which $0.15 per Common Share, as well as any other costs associated with wholesaling activities, will be reallowed from the marketing fee portion of the dealer manager fee) with respect to the Common Shares offered at a price of $11.00 per Common Share to assist with wholesaling activities (i.e., Cabot Lodge may receive up to the entire marketing fee). The dealer manager will use any portion of the marketing fee that it retains on marketing support and wholesaling activities. No dealer manager fee will be paid with respect to sales under the DRIP.

Form of Compensation	Amounts

Organization and Offering Expenses	The Company will reimburse the Advisor up to 2% of the total offering price paid by investors (which includes proceeds to the Company from the sale of Common Shares, plus applicable selling commissions and dealer manager fee) for organization and offering expenses, which may include reimbursements to be paid to the dealer manager and participating broker-dealers for due diligence fees set forth in detailed and itemized invoices.

Acquisition Fees	The Company will pay to the Advisor or its assignees 1% of the contract purchase price of each property acquired (including the Company’s pro rata share (direct or indirect) of debt attributable to such property) or 1% of the amount advanced for a loan or other investment (including the Company’s pro rata share (direct or indirect) of debt attributable to such investment), as applicable. ‘‘Contract purchase price’’ or the ‘‘amount advanced for a loan or other investment’’ means the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property or the amount actually paid or allocated in respect of the purchase of loans or other real estate-related assets, in each case inclusive of any indebtedness assumed or incurred in respect of such investment but exclusive of acquisition fees and acquisition expenses.

Acquisition Expenses	The Company will reimburse the Advisor for expenses actually incurred related to selecting, evaluating and acquiring assets on the company’s behalf, regardless of whether the Company actually acquires the related assets. In addition, the Company will pay third parties, or reimburse the Advisor or its affiliates, for any investment-related expenses due to third parties, including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder’s fees, title insurance expenses, survey expenses, property inspection expenses and other closing costs, regardless of whether the Company acquires the related assets. The Company estimates that total acquisition expenses (including those paid to third parties, as described above) will be approximately 0.6% of the purchase price of each property (including the Company’s pro rata share (direct or indirect) of debt attributable to such property) and 0.6% of the amount advanced for a loan or other investment (including the Company’s pro rata share (direct or indirect) of debt attributable to such investment). In no event will the total of all acquisition fees and acquisition expenses (including those paid to third parties, as described above) payable with respect to a particular investment exceed 6% of the contract purchase price of each property (including the Company’s pro rata share (direct or indirect) of debt attributable to such property) or 6% of the amount advanced for a loan or other investment (including the Company’s pro rata share (direct or indirect) of debt attributable to such investment), as applicable.

Form of Compensation	Amounts

Construction and Development Management Fee	The Company expects to engage the Property Manager to provide construction and development management services for some of the Company’s properties. Other than with respect to tenant improvements, as described below, the Company will pay a construction and development management fee in an amount of 2% of the cost of any construction or development that the Property Manager undertakes. When the Property Manager provides construction management services with respect to tenant improvements, the construction and development management fee may be up to, but will not exceed, 5% of the cost of the tenant improvements.

Asset Management Fees	Until the NAV pricing start date, the Company will pay the Advisor or its assignees a monthly fee equal to one-twelfth (1⁄12) of 0.75% of the contract purchase price of each property (including the Company’s pro rata share (direct or indirect) of debt attributable to such property) then owned plus one-twelfth (1⁄12) of 0.75% of the amount advanced for each loan or other investment (including the Company’s pro rata share (direct or indirect) of debt attributable to such investment) then owned, payable on the first business day of each month. Following the NAV pricing start date, the Company will pay the Advisor or its assignees a monthly fee equal to the greater of (a) the amount as calculated in the preceding sentence, and (b) one-twelfth (1⁄12) of 1% of the average of the Company’s daily NAV for the preceding month, payable on the first business day of each month.

Property Management Fees	Property management fees equal to 4.5% of the monthly gross receipts from the properties managed by the Property Manager will be payable monthly to the Property Manager. The Property Manager may subcontract the performance of its property management duties to third parties, and the Property Manager may pay all or a portion of its property management fees to the third parties with whom it subcontracts for these services. The Company will reimburse the costs and expenses incurred by the Property Manager on the Company’s behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, as well as the expenses of third-party service providers. The Company will not, however, reimburse the Property Manager for the fees of third-party service providers, for general overhead costs or for the wages and salaries and other employee-related expenses of employees of the Property Manager other than employees who are engaged in the on-site operation, management, maintenance or access control of the Company’s properties.

Form of Compensation	Amounts

Leasing Fees	The Company expects to engage the Property Manager to provide leasing services with respect to the Company’s properties. The Company will pay a leasing fee to the Property Manager in an amount that is equal to 2% of the sum of all rent payments that a tenant will be contractually obligated to make under a renewal lease at the time of the execution of such renewal lease and 5% of the sum of all rent payments that a tenant will be contractually obligated to make under a new lease at the time of the execution of such new lease. A leasing fee will be payable upon the execution of the applicable lease. The Property Manager may subcontract the performance of its leasing duties to third parties, and the Property Manager may pay all or a portion of its leasing fees to the third parties with whom it subcontracts for these services.

Oversight Fees	For services in overseeing property management and leasing services provided by any person or entity that is not the Property Manager or an affiliate of the Property Manager, the Company will pay the Advisor an oversight fee equal to 1% of the gross revenues of the property managed.

Operating Expenses	Commencing 12 months after the commencement of this offering, the Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor (except in limited circumstances) for any amount by which the Company’s total operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (x) 2% of average invested assets and (y) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. For these purposes, ‘‘average invested assets’’ means, for any period, the average of the aggregate book value of the Company’s assets (including lease intangibles) invested, directly or indirectly, in equity interests in and loans secured by real estate assets (including amounts invested in REITs and other real estate operating companies) before deducting depreciation or bad debts or other non-cash reserves, computed by taking the average of these values at the end of each month during the period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services, in addition to paying an asset management fee; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate disposition commissions.

Financing Coordination Fee	If the Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses, directly or indirectly, to finance properties or other investments, or that the Company assumes, directly or indirectly, in connection with the acquisition of properties or other investments, the Company will pay the Advisor or its assignees a financing coordination fee equal to 1% of the amount available or outstanding under such financing or such assumed debt. The Advisor may reallow some of or all this financing coordination fee to reimburse third parties with whom it may subcontract to procure such financing.

Form of Compensation	Amounts

Awards Under the Company’s Stock Incentive Plan	Under the Company’s stock incentive plan, the Company’s independent directors, officers and employees (if the Company ever has employees), employees of the Advisor and other affiliates, certain consultants to the Company and certain consultants to the Advisor and other affiliates who, directly or indirectly, provide consulting services to the Company, may be granted equity incentive awards in the form of stock options, stock appreciation rights, restricted stock, performance shares and other stock-based awards. The Company’s compensation committee will determine all awards under the stock incentive plan and the vesting schedule for the grants.

Supplemental Transaction-Based Advisory Fees	If the Company’s independent directors approve, the Company may engage URP, from time to time, to provide certain services, which might include brokerage services, services in connection with the origination or refinancing of debt, or advice in connection with joint venture opportunities and equity financing opportunities for the Company’s properties. The Company only would engage URP for such services, if it could provide the same level of service as an unaffiliated third party provider and at a cost similar to that of an unaffiliated third party. As a result, on a single acquisition transaction, the Company may pay to its affiliates an acquisition fee, a financing coordination fee, a supplemental brokerage fee, a supplemental financing fee and a supplemental joint venture advisory fee.

Compensation of Independent Directors	The Company pays each of its independent directors a retainer of $30,000 per year (the chairperson of the audit committee also will receive an additional annual award of $15,000), plus $2,000 for each board or board committee meeting the director attends in person, and $1,500 for each meeting the director attends by telephone or remotely. If there is a meeting of the board and one or more committees in a single day, the fees will be limited to $2,500 per day. The Company may issue Common Shares pursuant to the stock incentive plan in lieu of paying an independent director his or her annual fees or meeting fees in cash. The Company’s independent directors also may receive awards under the Company’s stock incentive plan. The Company’s compensation committee will determine all awards to the independent directors under the stock incentive plan and the vesting schedule for such awards.

Real Estate Disposition Commissions	For substantial assistance in connection with the sale of properties, the Company will pay the Advisor or its affiliates a real estate disposition commission equal to 2% of the contract sales price of such property, but in no event will such commission be greater than one-half of a real estate commission that is reasonable, customary and competitive in light of the size, type and location of the property; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6% of the contract sales price and a real estate commission that is reasonable, customary and competitive in light of the size, type and location of the property. The Company’s independent directors will determine whether the Advisor or its affiliates have provided substantial assistance to the Company in connection with the sale of a property. Substantial assistance in connection with the sale of a property includes the preparation by the Advisor or its affiliates of an investment package for the property (including an investment analysis, an asset description and other due diligence information) or such other substantial services performed by the advisor or its affiliates in connection with a sale.

Form of Compensation	Amounts

Subordinated Share of Annual Cash Flows	The Advisor will receive, annually, an amount equal to 15% of any net cash flows in respect of each calendar year remaining after payment to holders of Common Shares of distributions (including from sources other than operating cash flow) for such calendar year, such that the holders of Common Shares have received a 7% pre-tax, non-compounded annual return on the capital contributed by holders of Common Shares. ‘‘Net cash flows’’ means, for any period, the excess of: (i) the sum of (A) the Company’s revenues for such period, as determined under GAAP, from ownership and/or operation of properties, loans and other investments and (B) the net cash proceeds realized by the Company during such period from any sales of assets; over (ii) the sum of all costs and expenses paid or incurred by the Company, as determined under GAAP, that are in any way related to the Company’s operation or to corporate business, including advisory fees, the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and listing of Common Shares, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, incentive fees paid in compliance with the NASAA REIT Guidelines, acquisition fees and acquisition expenses, real estate commissions on the sale of property and other fees and expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property).

Sponsor Preferred Shares (or Common Shares, if Sponsor Preferred Shares are converted)	Upon (and for 180 days following) the occurrence of a Triggering Event, as defined in the prospectus that forms a part of the Company’s registration statement under ‘‘Description of Shares — Sponsor Preferred Shares,’’ each outstanding Sponsor Preferred Share becomes convertible into one Common Share for each $100 million, rounded down to the nearest $100 million, of gross proceeds raised by the Company through the date of conversion in this public offering and any subsequent public offering of Common Shares, combined. If the minimum offering is achieved, following the Company’s liquidation, dissolution or winding up, the Sponsor will receive 15% of the amount of any excess of the proceeds over the amount of Invested Capital, as defined below, plus a non-compounded pre-tax annual return to holders of Common Shares of 7% on Invested Capital. The term ‘‘Invested Capital’’ means the amount calculated by multiplying the total number of Common Shares issued by the Company by the original issue price for each such Common Share, reduced by an amount equal to the total number of Common Shares that the Company repurchased under its share repurchase program, as the same may be amended, supplemented or replaced from time to time, multiplied by the original issue price for each such repurchased Common Share when initially purchased from the Company.

During the year ended December 31, 2012, the Company reimbursed the Advisor approximately $517,000, representing general and administrative costs which consisted primarily of professional fees, allocated salaries and office rent and compensation for our independent directors in accordance with an advisory agreement.

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

The Company has evaluated subsequent events through the filing of this form10-K.

On February 15, 2013, the Company paid $13,475 in distributions to stockholders for the month of January 2013. In addition, on March 15, 2013, the Company paid $17,934 in distributions to stockholders for the month of February 2013.

On March 29, 2013, the Company, through the Operating Partnership, purchased a fee simple interest in Tilden House, a residential property located at 2520 Tilden Avenue in Brooklyn, New York (the “Property”). The purchase price for the Property was $22.25 million, exclusive of brokerage commissions and closing costs. The Company funded the acquisition as follows: (i) $14.5 million with a new first mortgage secured by the Property; (ii) $7.5 million by the seller contributing some of its equity in the Property to a new joint venture between the Operating Partnership and the Seller; and (iii) cash from the Company’s ongoing public offering in an amount which, when combined with the brokerage commissions and closing costs, was approximately $2.0 million. The Property is a nine-story residential building, completed in 2007, with 117 apartments, community facility space and indoor and outdoor parking.

On March 29, 2013, the Advisor assigned to the Company, through the Operating Partnership, its membership interest, valued at approximately $1.2 million, in a limited liability company (“LLC”) that owns a mortgage note. The mortgage note is secured by a property located at 58th and 70 Parker Avenue, Poughkeepsie, NY. The interest in the LLC was assigned to the Company in repayment of an obligation owed by the Advisor to the Company. Also on March 29, 2013, the Operating Partnership contributed its interest in the mortgage to a joint venture with Summer Investors, LLC, an affiliate of Jacob Frydman, a principal of the Sponsor.

