Form 10-Q
period 2013-03-31
United Realty Trust Inc
filed 2013-05-14
CIK 1536256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 10, 2013 the registrant had 482,610 shares of common stock outstanding

Part I. Financial Information

Item 1. Financial Statements

UNITED REALTY TRUST INCORPORATED

CONSOLIDATED BALANCE SHEETS

	March 31, 2013 (unaudited)	December 31, 2012
ASSETS
Real Estate Investments:
Land	$4,310,862	$—
Building and improvements	15,122,135	—
	19,432,997	—
Less: accumulated depreciation	4,318	—
	19,428,679	—
Mortgage notes receivable	1,500,000	—
Real Estate Investments, net	20,928,679	—
Cash and cash equivalents	2,254	1,246,264
Restricted cash	309,110	—
Other receivables	90,910	—
Acquired lease intangible asset	1,812,800	—
Deferred charges, net of accumulated amortization	1,749,752	—
Total assets	$24,893,505	$1,246,264

LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable	$14,500,000	$—
Acquired lease intangibles liability, net of accumulated amortization	291,625	—
Due to affiliates	958,580	50,646
Accounts payable	266,290	68,599
Total Liabilities	16,016,495	119,245

Commitments and contingencies	—	—

Equity:
Preferred stock, $.01 par value 50,000,000 shares authorized; 500,000 shares issued and outstanding	50,000	50,000
Common stock, $.01 par value 200,000,000 shares authorized; 406,282 and 201,085 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	4,063	2,011
Additional paid-in-capital	3,616,664	1,692,580
Accumulated deficit	(2,643,717)	(617,572)
Total United Realty Trust Incorporated stockholders' equity	1,027,010	1,127,019
Noncontrolling interests	7,850,000	—
Total equity	8,877,010	1,127,019
Total liabilities and equity	$24,893,505	$1,246,264

The accompanying notes to consolidated financial statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

March 31, 2013 (unaudited)
Revenues
Base rents	$18,702
Total revenues	18,702

Operating expenses
General & administrative expenses	639,583
Depreciation and amortization	4,318
Acquisition transaction costs	1,333,571
Total operating expenses	1,977,472

Operating loss	(1,958,770)
Non-operating income (expenses)
Interest expense and other finance expenses	(6,775)
Net loss	(1,965,545)

Noncontrolling interests:
Net loss attributable to noncontrolling interest	(4,233)
Net loss attributable to United Realty Trust Incorporated	$(1,969,778)
Net loss per common share:
Basic and diluted	$(6.74)
Weighted average number of common shares outstanding
Basic and diluted	292,189

Distributions per share	$0.19

The accompanying notes to consolidated financial statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED
CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

For the Three Months Ended March 31, 2013

	Preferred Stock		Common Stock		Additional paid-in	Retained earnings (Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	capital	deficit)	interests	Equity

Balance at December 31, 2012	500,000	$50,000	201,085	$2,011	$1,692,580	$(617,572)	$—	$1,127,019
Proceeds from the sale of common stock	—	—	203,660	2,037	2,119,157	—	—	2,121,194

Contribution of noncontrolling interests	—	—	—	—	—	—	7,850,000	7,850,000

Registration expenditures	—	—	—	—	(209,634)	—	—	(209,634)

Distributions Paid	—	—	—	—	—	(56,367)	—	(56,367)
Issuance of shares under distribution reinvestment program	—	—	1,537	15	14,561	—	—	14,576

Net loss	—	—	—	—	—	(1,969,778)	—	(1.969,778)

Balance at March 31, 2013	500,000	$50,000	406,282	$4,063	$3,616,664	$(2,643,717)	$7,850,000	$8,877,010

The accompanying notes to consolidated financial statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOW

For the Three Months Ended March 31, 2013 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,969,778)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,318
Amortization of deferred financing costs	731
Change in operating assets and liabilities
Mortgage escrows	(309,110)
Due to affiliates	(242,067)
Accounts payable	187,674
Net cash used in operating activities	(2,328,232)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(14,750,000)
Net cash flows used in investing activities	(14,750,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	2,030,284
Proceeds from mortgage notes payable	14,500,000
Deferred financing and other costs	(454,657)
Registration expenditures	(209,634)
Distributions paid to common stockholders	(31,771)
Net cash provided by financing activities	15,834,222
Net decrease in cash and cash equivalents	(1,244,010)
Cash and cash equivalents at beginning of period	1,246,264
Cash and cash equivalents at end of period	$2,254

The accompanying notes to consolidated financial statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

1.	Organization

United Realty Trust Incorporated (the ‘‘Company’’) was formed on November 8, 2011 as a Maryland corporation and intends to qualify as a real estate investment trust (‘‘REIT’’) for U.S. federal income tax purposes. Substantially all of the Company’s business is conducted through United Realty Capital Operating Partnership, L.P. (the ‘‘Operating Partnership’’), a Delaware limited partnership formed on November 8, 2011. The Company is the general partner of the Operating Partnership and holds both general and limited partnership interests in the Operating Partnership. As the Company completes the settlement for the purchase orders for shares of the Company’s common stock, par value $0.01 per share (‘‘Common Shares’’) in its continuous public offering, it will transfer substantially all of the net proceeds of the offering to the Operating Partnership.

The Company was organized to invest in a diversified portfolio of income-producing commercial real estate properties and other real estate-related assets. On November 25, 2011, United Realty Advisor Holdings LLC, a Delaware limited liability Company (the “Sponsor”) purchased 500,000 preferred stock for $50,000.s

The Company is offering to the public 100,000,000 Common Shares in its primary offering and 20,000,000 Common Shares pursuant to its distribution reinvestment program (‘‘DRIP’’). The Company may reallocate the Common Shares offered between the primary offering and the DRIP. The Company expects to sell the Common Shares offered in the primary offering over a two-year period. If the Company has not sold all the Common Shares within two years, the Company may continue the primary offering for up to an additional year.

The Company intends to invest primarily in interests in real estate located in the United States, with a primary focus on the eastern United States and in markets that the Company believes are likely to benefit from favorable demographic changes, or that the Company believes are poised for strong economic growth. The Company may invest in interests in a wide variety of commercial property types, including office, industrial, retail and hospitality properties, single-tenant properties, multifamily properties, age-restricted residences, and in other real estate-related assets. The Company may acquire assets directly or through joint ventures, by making an equity investment in a project or by making a mezzanine or bridge loan with a right to acquire equity in the project. The Company also may buy debt secured by an asset with a view toward acquiring the asset through foreclosure. The Company also may originate or invest in mortgages, bridge or mezzanine loans and tenant-in-common interests, or entities that make investments similar to the foregoing. Further, the Company may invest in real estate-related securities, including securities issued by, other real estate companies.

The Company’s advisor is United Realty Advisors LP (the ‘‘Advisor’’), a Delaware limited partnership formed on July 1, 2011. The Advisor conducts the Company’s operations and manages the portfolio of real estate investments. As of March 31, 2013, the Company owned through a joint venture a residential property located at 2520 Tilden Avenue in Brooklyn, New York (“Tilden House”). In addition, on March 31, 2013, the Company purchased through a joint venture a Mortgage note secured by a property located at 58th and 70 Parker Avenue, Poughkeepsie, NY.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared on an accrual basis in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012.

The consolidated financial statements include the accounts of the Company and those of its subsidiaries, which are wholly owned or controlled by the Company. Entities which the Company does not control through its voting interest and entities which are variable interest entities ("VIEs"), but where it is not the primary beneficiary, are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated.

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

Financial Instruments Not Measured at Fair Value

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, other receivables accounts payable and due to affiliates approximate their fair values based on their short-term maturity.

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. The Company expenses transaction costs associated with business combinations in the period incurred.

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and improvements), and acquired intangible assets and liabilities (consisting of above-market and below-market leases and acquired in-place leases). Acquired lease intangible assets include above-market leases and acquired in-place leases in the accompanying consolidated balance sheet. The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, which value is then allocated to land, buildings and improvements based on management's determination of the relative fair values of these assets. In valuing an acquired property's intangibles, factors considered by management include an estimate of carrying costs during the expected lease-up periods, and estimates of lost rental revenue during the expected lease-up periods based on its evaluation of current market demand. Management also estimates costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs. Leasing commissions, legal and other related costs ("lease origination costs") are classified as deferred charges in the accompanying consolidated balance sheet.

The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if vacant. Above-market and below-market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management's estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of acquisition. Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal periods. The fair values associated with below-market rental renewal options are determined based on the Company's experience and the relevant facts and circumstances that existed at the time of the acquisitions. The value of the above-market and below-market leases associated with the original lease term is amortized to rental income, over the terms of the respective leases. The value of below-market rental lease renewal options is deferred until such time as the renewal option is exercised and subsequently amortized over the corresponding renewal period. The values of in-place leases are amortized to expense, and the above-market and below-market lease values are amortized to rental income, over the remaining non-cancellable terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time. The Company may record a bargain purchase gain if it determines that the purchase price for the acquired assets was less than the fair value. The Company will record a liability in situations where any part of the cash consideration is deferred. The amounts payable in the future are discounted to their present value. The liability is subsequently re-measured to fair value with changes in fair value recognized in the consolidated statements of operations. If, up to one year from the acquisition date, information regarding fair value of assets acquired and liabilities assumed is received and estimates are refined, appropriate property adjustments are made to the purchase price allocation on a retrospective basis.

Restricted Cash

The terms of the Company's mortgage loans payable requires the Company to deposit certain replacement and other reserves with its lenders. Such "restricted cash" is generally available only for property-level requirements for which the reserves have been established and is not available to fund other property-level or Company-level obligations.

Segment Reporting

The Company operates in one industry segment, ownership of  real estate properties and non-performing mortgage loans.  The Company does not distinguish in property operations for purposes of measuring performance.  The Company reassesses its conclusion that it has one reportable operating segment at least annually.

Revenue Recognition

The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and will include amounts expected to be received in later years in deferred rents. The Company’s policy for percentage rental income is to defer recognition of contingent rental income until the specified target (i.e., breakpoint) that triggers the contingent rental income is achieved. The Company will record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred. The Company will make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. The Company does not expect the actual results to differ from the estimated reimbursement.

The Company makes estimates of the collectability of its tenant receivables related to base rents, expense reimbursements and other revenue or income. The Company will specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on its net income because a higher bad debt reserve results in less net income.

The Company recognizes gains on sales of real estate pursuant to the provisions of ASC 605-976, Accounting for Sales of Real Estate (“ASC 605-976”). The specific timing of a sale will be measured against various criteria in ASC 605-976 related to the terms of the transaction and any continuing involvement associated with the property. If the criteria for profit recognition under the full-accrual method are not met, the Company will defer gain recognition and account for the continued operations of the property by applying the percentage-of-completion, reduced profit, deposit, installment or cost recovery methods, as appropriate, until the appropriate criteria are met.

Interest income from loans receivable are recognized based on the contractual terms of the debt instrument utilizing the effective interest method. Under the effective interest method, interest expense is recognized at a constant yield based on the increasing or decreasing carrying value of the loans. The total interest expense for each period is the carrying value of the loans at the start of the period multiplied by the effective interest rate.

Depreciation and Amortization

The Company uses the straight-line method for depreciation and amortization. Building and Building Improvements are depreciated over the estimated useful lives which the Company estimates to be 27-30 years. Land improvements are depreciated over the estimated useful life of 15 years. Tenant improvements are amortized over the shorter of the life of the related leases or their useful life. Furniture and fixtures are depreciated over the estimated useful lives that range from 5 to 7 years.

Deferred Charges

Deferred charges consist principally of leasing commissions and acquired lease origination costs (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the term of the related debt obligation). Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization, of approximately $730 as of March 31, 2013.

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

The Advisor will advance the Company’s organization and offering expenses to the extent the Company does not have the funds to pay such expenses. The Company will reimburse the Advisor for organization and offering expenses up to 2% of the total offering price paid by investors (including proceeds from sale of Common Shares, plus applicable selling commissions and dealer manager fees paid by purchasers of Common Shares). On December 28, 2012, the Company broke escrow, at which time organization and offering expenses advanced by the Advisor became a liability to the Company, subject to the 2% limitation noted above. Between November 25, 2011 and March 31, 2013, the Company paid $248,344 of offering costs. As of March 31, 2013, the Advisor had incurred an additional $4.9 million of offering and organization expenses, of which $80,245 was billed and paid to the Advisor at March 31, 2013.

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

Basic and Diluted Earnings (Loss) per Common Share

Basic earnings (loss) per Common Share is calculated by dividing net income (loss) by the weighted average number of Common Shares outstanding during each period. Diluted earnings (loss) per Common Share includes the effects of potentially issuable Common Shares, but only if dilutive. There are no dilutive Common Shares as of March 31, 2013.

Cash Flows

Supplemental Consolidated Statement of Cash Flow Information:

March 31, 2013
Supplemental disclosure of cash activities:
Other non-cash investing and financing activities:
Purchase accounting allocations:
Acquired lease intangible asset	$1,812,800
Acquired lease intangible liability	(291,625)
Non controlling interest	7,850,000
Investment in mortgage notes receivable	(1,150,000)

3.	Real Estate Investments

The following real estate investment transactions have occurred during the three months ended March 31, 2013.

Property Acquisitions

On March 29, 2013, a joint venture between the Operating Partnership and the seller of the property (the “JV”) purchased a fee simple interest in Tilden House, a residential property located at 2520 Tilden Avenue in Brooklyn, New York (“Tilden House”). The purchase price for Tilden House was $22.25 million, exclusive of brokerage commissions and closing costs. The Company funded the acquisition as follows: (i) $14.5 million with a new first mortgage secured by Tilden House; (ii) $7.5 million by the seller contributing some of its equity in Tilden House to the JV; and (iii) cash from the Company’s ongoing public offering in an amount which, when combined with the brokerage commissions and closing costs, was approximately $2.3 million. Tilden House is a nine-story residential building, completed in 2007, with 117 apartments, community facility space and indoor and outdoor parking.

In conjunction with the Company's pursuit and acquisition of real estate investments, the Company expensed acquisition transaction costs during the three months ended March 31, 2013 of approximately $1.3 million.

Regarding the Company's 2013 property acquisition, the fair values of in-place leases and other intangibles have been allocated to intangible assets and liability accounts. Such allocations are preliminary and may be adjusted as final information becomes available.

The Company assessed the fair value of the lease intangibles based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are Level 3 in the fair value hierarchy.

The financial information set forth below summarizes the Company's preliminary purchase price allocation for the property acquired during the three months ended March 31, 2013.

March 31, 2013
ASSETS
Land	$4,310,862
Building and improvements	15,122,135
Acquired lease intangible asset	1,812,800
Deferred charges	1,295,828
Assets acquired	$22,541,625
Acquired lease intangible liability	$291,625
Liabilities assumed	$291,625

Pro Forma Financial Information

The pro forma financial information set forth below is based upon the Company's historical consolidated statements of operations for the three months ended March 31, 2013, adjusted to give effect of the property transaction at the beginning of the year.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of the year, nor does it purport to represent the results of future operations.

Three Months Ended March 31, 2013
Statement of operations:
Revenues	$579,800
Property operating and other expenses	2,304,704
Depreciation and amortization	161,750
Net loss attributable to United Realty Trust Incorporated	$(1,886,654)

Mortgage Note Receivable

On March 29, 2013, the Advisor assigned to the Operating Partnership its 76.67% membership interest, with an agreed value of $1.15 million, in Parker Note Acquisition, LLC (“Note LLC”). Note LLC is the owner of a promissory note (the “Promissory Note”), dated March 1, 2010, in the original principal amount of $1.5 million, made by Parker Avenue Associates, LLC, as borrower (the “Borrower”), to 70 Parker Avenue Properties, Inc., as lender (the “Lender”), which Promissory Note had previously been assigned by the Lender to Note LLC on May 6, 2011. The Promissory Note evidences a senior purchase-money mortgage loan (the “Loan”) extended on March 1, 2010 by the Lender to the Borrower and is secured by properties located at 58 and 70 Parker Avenue, Poughkeepsie, New York (together, the “Property”). The Advisor assigned its interest in Note LLC to the Operating Partnership in satisfaction of a $1.15 million obligation owing by the Advisor to the Company. The Company’s board of directors approved the agreed value of the 76.67% membership interest in Note LLC based on what it determined to be the likely value of the Property.

Previously, on March 28, 2013, Summer Investors, LLC (“Summer”), an affiliate of Jacob Frydman, the Company’s Chief Executive Officer, Secretary and Chairman, and a principal of the Sponsor, had assigned a 76.67% membership interest (out of its 100% membership interest) in Note LLC to the Advisor, which 76.67% membership interest was further assigned to the Operating Partnership, as described in the preceding paragraph.

On March 29, 2013, the Operating Partnership formed Parker Note Holdings, LLC with Summer (“Note Holdings”). On the same date, the Operating Partnership contributed to Note Holdings its 76.67% membership interest in Note LLC, and Summer contributed to Note Holdings its 23.33% membership interest in Note LLC.

Pursuant to the terms of the limited liability company agreement of Note Holdings, dated March 29, 2013, between the Operating Partnership, as the managing member, and Summer, as the non-managing member (the “JV Agreement”), the Operating Partnership’s capital contribution has an agreed value of $1.15 million, and represents a 76.67% membership interest in Note Holdings, and Summer’s capital contribution has an agreed value of $350,000, and represents a 23.33% membership interest in Note Holdings.

Under the terms of the JV Agreement, distributions of available cash by Note Holdings will be made to each member on a pro rata basis in accordance with each member’s respective percentage membership interest. The JV Agreement further provides that Summer assumes and agrees to be responsible for all obligations of Note LLC to the Lender that existed as of March 29, 2013. In addition, Summer has agreed to advance all litigation expenses associated with prosecuting the existing foreclosure action initiated by Note LLC with respect to the Loan (as further described below), and Note Holdings has agreed to reimburse Summer for litigation expenses only after Note Holdings has distributed $1.15 million to the Operating Partnership. If, after the collection of all the sums due Note LLC under the Loan (whether by payment from the Borrower, by sale of the Loan or, after the vesting of title to the Property in Note Holdings or in Note LLC as a result of foreclosure, by sale of the Property) and the distribution thereof by Note Holdings to the members, the Operating Partnership has not received aggregate distributions of at least $1.15 million, Summer will pay to Note Holdings the difference between $1.15 million and the aggregate distributions received by the Operating Partnership from Note Holdings, which amount Note Holdings will distribute to the Operating Partnership.

The Property is directly adjacent to Walkway Over the Hudson State Historic Park (the “Walkway”), which features a historic rail bridge converted in 2009 to a linear walkway spanning the Hudson River. At 212 feet tall and 1.28 miles long, it is the longest elevated pedestrian bridge in the world and a major New York state tourist attraction, and recorded over one million visitors in 2012.

The Property consists of two tax parcels: parcel “A,” at 2.10 acres; and parcel “B,” at 0.93 acres; for a total of 3.03 acres. Parcel “B” is a vacant lot currently being utilized as an overflow parking area for the Walkway and the Dutchess Rail Trail. Although no rent is currently being collected, in the Company’s opinion, Parcel “B” presents an opportunity to develop a paid parking facility. Parcel “A,” located directly across the street from the entrance to the Walkway, includes a vacant three-story brick loft building consisting of approximately 52,000 rentable square feet and several vacant outbuildings consisting of an aggregate of approximately 2,000 rentable square feet. The Company believes that Parcel “A” presents a potential value-add redevelopment opportunity for retail, entertainment and cultural uses complementary to the Walkway. In the Company’s judgment, several redevelopment projects of brick warehouses into loft-style townhouses and apartments have had recent success in the local market. The Company believes that the potential for conversion of Parcel “A” is furthered elevated because the site is located only short distance from the Poughkeepsie Train Station and Metro-North, Main Street retail, Marist and Vassar Colleges, and St. Francis and Vassar Hospitals.

On May 29, 2012, as a result of payment and other defaults by the Borrower under the Loan, Note LLC filed a Notice of Pendency and initiated a mortgage foreclosure action with respect to the Property in the Dutchess Supreme and County Court (the “Court”). On March 10, 2013, the Court granted Note LLC’s motion for appointment of a receiver for its benefit, to, inter alia, rent or lease the Property and collect rents and profits. An offer to rent a portion of Parcel “A” has recently been made by a prospective tenant, but there is no assurance that the terms of any lease will be acceptable to the receiver or that a lease will ever be consummated.

4.	Mortgage Notes Payable

On March 29, 2013, the JV obtained a first mortgage loan (the “Doral Loan”) from Doral Bank in an amount equal to $14.5 million to provide the acquisition funding for Tilden House. The Doral Loan has an initial five-year term ending on April 30, 2018 and provides the JV with the option to extend the maturity date to April 30, 2023. The Doral Loan bears interest at a per annum fixed rate of 5.0%. The Doral Loan is secured by a mortgage on Tilden House.

The principal maturity of mortgage notes payable during the next five years and thereafter is as follows:

	Principal Repayments	Scheduled Amortization	Total
2013	$—	$141,429	$141,429
2014	—	221,164	221,164
2015	—	232,479	232,479
2016	—	244,373	244,373
2017	—	256,876	256,876
Thereafter	11,794,599	1,609,080	13,403,679
	$11,794,599	$2,705,401	$14,500,000

5.	Capitalization

Under the Company’s charter, the Company has the authority to issue 200,000,000 Common Shares and 50,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On November 17, 2011, the Sponsor purchased 18,182 Common Shares for total cash consideration of $200,000 to provide the Company’s initial capitalization. On November 25, 2011, for $50,000, the Sponsor purchased 500,000 shares of preferred stock, subsequently exchanged for 500,000 sponsor preferred shares (‘‘Sponsor Preferred Shares’’), which are convertible into Common Shares upon the terms and subject to the conditions set forth in the Company’s charter, and which have a preference upon the Company’s liquidation, dissolution or winding up as described below. Upon the Company’s liquidation, dissolution or winding up, the Sponsor will receive a preference in the amount of 15% of any excess of the net sales proceeds from the sale of all the assets in connection with such liquidation, dissolution or winding up over the amount of Invested Capital, as defined in the Company’s charter, plus a cumulative non-compounded pre-tax annual return to holders of Common Shares of 7% on Invested Capital. The Company’s board of directors is authorized to amend its charter from time to time, without the approval of the stockholders, to increase or decrease the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

6.	Related Party Arrangements

The Company has executed an advisory agreement with the Advisor, a dealer manager agreement with the dealer manager and a property management agreement with URA Property Management LLC (the ‘‘Property Manager’’), an affiliate of the Sponsor. These agreements entitle the Advisor, the dealer manager, and the Property Manager to specified fees upon the provision of certain services with regard to the offering and the investment of funds in real estate properties and real estate-related investments, among other services, as well as reimbursement of organization and offering expenses incurred by the Advisor and the dealer manager on behalf of the Company (as discussed in Note 2) and certain costs incurred by the Advisor in providing services to the Company. The dealer manager may enter into a soliciting dealer agreement with Cabot Lodge Securities, LLC (‘‘Cabot Lodge’’), a Delaware limited liability company and member of the Financial Industry Regulatory Authority, Inc. that is indirectly owned by the Sponsor. The Company has engaged, and may engage from time to time, United Realty Partners LLC (‘‘URP’’), an entity controlled and indirectly owned by the Company’s president and chief executive officer, to provide brokerage services, services in connection with the origination or refinancing of debt, or advice in connection with joint venture opportunities and equity financing opportunities for the Company’s properties.

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2013 and any related amounts payable as of March 31, 2013 and December 31, 2012.

	Incurred	Payable as of
	Three months ended March 31, 2013	March 31, 2013	December 31, 2012
Expensed
Reimbursable operating expenses	$814,583	$335,655	$50,646
Supplemental transaction based advisory fees	229,175	229,175	—
Acquisition fees	229,175	229,175	—
Additional Paid-in Capital
Reimbursable other offering costs	19,575	19,575	—
Capitalized
Financing coordination fee	145,000	145,000	—

7.	Distributions

The Operating Partnership’s limited partnership agreement generally provides that the Operating Partnership will distribute cash available for distribution to the partners of the Operating Partnership in proportion to each such partner’s holding of GP Units and/or OP Units, as such terms are defined in the Operating Partnership’s limited partnership agreement at the times and in the amounts as determined by the Company, as the general partner.

8.	Economic Dependency

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

9.	Subsequent Events

The Company has evaluated events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to the disclosures in the consolidated financial statements.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have limited operating history and, as of March 31, 2013, our assets totaled approximately $24.9 million ;

•	our ability to raise capital in our continuous initial public offering of shares of common stock, par value $0.01 per share (such shares, “Common Shares,” and such offering, the “IPO”)

•	our ability to deploy effectively the proceeds we raise in the IPO;

•	changes in economic conditions generally and the real estate market specifically;

•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts (“REITs”));

•	the availability of credit;

•	interest rates; and

•	changes to generally accepted accounting principles in the United States (“GAAP”).

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

Overview

We were formed in November 2011 for the purpose of investing primarily in a diversified portfolio of income-producing real estate properties and other real estate-related assets. We intend to elect and qualify as a REIT beginning with the taxable year ended December 31, 2013. We conduct substantially all of our investment activities and own all of our assets through our Operating Partnership, of which we are the sole general partner and a limited partner. The initial limited partner of the Operating Partnership is URTI LP, LLC, a Delaware limited liability company. United Realty Advisors LP, a Delaware limited partnership (our “Advisor”) manages our day-to-day operations and our portfolio of properties and real estate-related assets.

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

As of March 31, 2013, we owned through a joint venture a residential property located at 2520 Tilden Avenue in Brooklyn, New York (“Tilden House”). In addition, as of March 31, 2013, we owed through a joint venture a mortgage note secured by a property located at 58th and 70 Parker Avenue, Poughkeepsie, NY.

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

The historical accounting convention used for real estate assets requires depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying, or book, value exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. If the carrying, or book, value exceeds the total estimated undiscounted future cash flows, an impairment charge is recognized to reduce the carrying value to fair value. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated undiscounted future cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.

Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization and impairments, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and modified funds from operations (“MFFO”), as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO. Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities also may experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. As disclosed elsewhere in this Quarterly Report on Form 10-Q, we will use the proceeds raised in our IPO to acquire properties, and we intend to begin the process of achieving a liquidity event (i.e., listing of our Common Shares on a national exchange, a merger or sale of the company or another similar transaction) within six to nine years of the completion of our IPO. Thus, we will not continuously purchase assets and will have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our IPO has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our IPO and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our IPO has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.

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

Our MFFO calculation complies with the Practice Guideline. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives as items which are unrealized and may not ultimately be realized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance and calculating MFFO. As disclosed elsewhere in this Quarterly Report on Form 10-Q, the purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. There may be inadequate proceeds from the sale of Common Shares in our IPO to pay or reimburse, as applicable, our Advisor for acquisition fees and expenses, and therefore such fees and expenses may need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

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

Acquisition fees and expenses(1)

Amortization of above or below market leases and liabilities(2)

Straight-line rent(3)

Accretion of discounts and amortization of premiums on debt investments

Mark-to-market adjustments(4)

Gains (losses) from extinguishment/sale of debt, derivatives or securities holdings(5)

MFFO — IPA recommended format

*	Impairments and related footnote relating to impairments to be added, if applicable.

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. There may be inadequate proceeds from the sale of Common Shares in our IPO to pay or reimburse, as applicable, our Advisor for acquisition fees and expenses, and therefore such fees may need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

(4)	Management believes that adjusting for mark-to-market adjustments is appropriate because they may not be reflective of ongoing operations and reflect unrealized impacts on value based only on then-current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to- market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly or annual basis in accordance with GAAP.

(5)	Management believes that adjusting for gains (losses) from extinguishment/sale of debt, derivatives or securities holdings provides useful information because such extinguishments/sales will not be part of our business plan during our acquisition phase or operational phase.

We held our newly acquired property for three days during the quarter ended March 31, 2013 with minimal operational income and expenditures. As a result, we determined the reporting of FFO and MFFO will not be useful at this point.

Results of Operations

We are a newly formed company and have a very limited operating history. We are dependent upon proceeds received from our IPO to conduct our proposed activities. In addition, we currently own only two properties or real estate-related assets. The capital required to purchase any property or real estate-related asset will be obtained from the proceeds of our IPO and from any indebtedness that we may incur in connection with the acquisition of any property or thereafter.

For the three months ended March 31, 2013, we incurred a net loss of approximately $2.0 million. The substantial cause of the net loss resulted from acquisition transaction costs of approximately $1.3 million which we incurred upon the acquisition of the Tilden house. We also incurred approximately $640,000 representing, general and administrative costs which consisted primarily of legal and accounting fees and payroll reimbursements.

Our Advisor will advance our organization and offering expenses to the extent we do not have the funds to pay such expenses. Organization and offering expenses advanced by our Advisor became liabilities to us when our primary offering broke escrow on December 28, 2012. We will reimburse our Advisor up to 2% of the total offering price paid by investors (which includes proceeds to us from the sale of Common Shares, plus applicable selling commissions and dealer manager fee) for organization and offering expenses. As of March 31, 2013, our Advisor had incurred approximately $4.9 million of organization and offering expenses of which $80,245 has been billed to us.

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

If we are unable to raise substantially more funds in our IPO than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our IPO. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We do not expect to establish a permanent reserve from our offering proceeds for maintenance and repairs of real properties, as we expect the vast majority of leases for the properties we acquire will provide for tenant reimbursement of operating expenses. However, to the extent that we have insufficient funds for such purposes, we may establish reserves from offering proceeds, out of cash flow from operations or net cash proceeds from the sale of properties. In addition, the terms of our mortgage loan payable requires us to deposit certain replacement and other reserves with the lender.

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

Net Cash Flows from:

Operating Activities

Net cash flows used in operating activities amounted to $2.3 million in the three months ended March 31, 2013 mostly due to acquisition transaction costs of $1.3 million incurred upon the acquisition of a managing interest in Tilden House in March 2013.

Investing Activities

Net cash flows used by investing activities amounted to $14.8 million during the three months ended March 31, 2013, resulting from the acquisition of a managing interest in Tilden House and an interest in a mortgage note receivable.

Financing Activities

Net cash flows provided by financing activities amounted to $15.8 million for the three months ended March 31, 2013. During the three months ended March 31, 2013, we received proceeds of $14.5 million from a new mortgage note payable to partially fund the acquisition of Tilden House. In addition, during the period we received approximately $2.0 million from the sale of our Common Shares.

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

Distributions

On December 28, 2012, our board of directors declared daily distributions on our Common Shares at a daily rate of $0.00210958904 per Common Share. The distributions began to accrue as of daily record dates beginning on January 1, 2013, and are aggregated and paid monthly, on payment dates determined by us, to stockholders who hold Common Shares as of such daily record dates. We expect to continue paying distributions monthly unless our results of operations, our general financial condition, general economic conditions or other factors make it imprudent to do so. The timing and amount of distributions will be determined by our board and will be influenced in part by its intention to comply with REIT requirements of the Code.

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

Leverage Policies

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

We currently have $14.5 million of mortgage notes payable outstanding. Once we have fully invested the proceeds of our IPO, assuming we sell the maximum amount, we expect that our portfolio-wide loan-to-value ratio (calculated after the close of our IPO) will be approximately 65%. For purposes of calculating our 65% target leverage, we will determine the loan-to-value ratio on our portfolio based on the greater of the aggregate cost and the fair market value of our investments and other assets. There is no limitation on the amount we may borrow for the purchase of any single asset. Our charter allows us to incur leverage up to 300% of our total “net assets” (as defined by our charter and the Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted by the membership of the North American Securities Administrators Association on May 7, 2007) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. We may only exceed this 300% limit with the approval of a majority of our independent directors. During the early stages of our IPO, our independent directors may be more likely to approve debt in excess of this limit. In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by our board of directors at least quarterly

The form of our indebtedness may be long-term or short-term, secured or unsecured, fixed or floating rate or in the form of a revolving credit facility or repurchase agreements or warehouse lines of credit. Our Advisor will seek to obtain financing on our behalf on the most favorable terms available.

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

On March 29, 2013 we obtained a first mortgage loan (the “Loan”) from Doral Bank in an amount equal to $14.5 million to provide the acquisition funding for Tilden House. The Loan has an initial five-year term ending on April 30, 2018 and provides us with the option to extend the maturity date to April 30, 2023. The Loan bears interest at a per annum fixed rate of 5.0%. The Loan is secured by a mortgage on Tilden House.

Other Obligations

In an effort to provide our stockholders with liquidity in respect of their investment in Common Shares, we have adopted a share repurchase program whereby on a daily basis, stockholders who have held their Common Shares for at least one year may request that we repurchase all or any portion (but generally at least 25%) of their Common Shares. Prior to the NAV pricing start date, as defined in the Registration Statement, stockholders who have held their Common Shares for at least one year may have their Common Shares repurchased (a) in the case of hardship, as defined below, at the total offering price paid or (b) in the discretion of the Advisor, at a price of 92% of the total offering price paid, but in neither event at a price greater than the offering price per Common Share under the DRIP. Following the NAV pricing start date, the repurchase price per Common Share on any business day will be 95% of our NAV per Common Share for that day, calculated after the close of business on the repurchase request day, without giving effect to any share purchases or repurchases to be effected on such day; provided, however, that while the primary offering is ongoing, in no event will the repurchase price following the NAV pricing start date exceed the then-current offering price under the primary offering. We define ‘‘hardship’’ to mean: (a) the death of a stockholder; (b) the bankruptcy of a stockholder; (c) a mandatory distribution under a stockholder’s IRA; or (d) another involuntary exigent circumstance, as approved by our board. Prior to the NAV pricing start date, we will limit the Common Shares repurchased during any calendar quarter to 1.25% of the weighted average number of Common Shares outstanding during the previous calendar quarter, or approximately 5% of the weighted average number of Common Shares outstanding in any 12-month period. Following the NAV pricing start date, we will limit Common Shares repurchased during any calendar quarter to 5% of NAV as of the last day of the previous calendar quarter or as of the NAV pricing start date if it occurred during the then-current quarter, or approximately 20% of NAV in any 12-month period. Our board of directors have the right to modify, suspend or terminate the share repurchase program for any reason.

Contractual Obligations

The following table presents the principal amount of our long-term debt maturing each year, including amortization of principal based on debt outstanding at March 31, 2013:

	2013	2014	2015	2016	2017	Thereafter	Total
Contractual obligations:
Mortgage Note Payable	$141,429	$221,164	$232,479	$244,373	$256,876	$13,403,679	$14,500,000
Total	$141,429	$221,164	$232,479	$244,373	$256,876	$13,403,679	$14,500,000

Critical Accounting Policies

Our accounting policies have been established to conform with GAAP and in conjunction with the rules and regulations of the SEC. We consider these policies critical because they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC. In addition, refer to Note 2 of our consolidated financial statements for a discussion of additional accounting policies.

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

Our chief executive officer and chief accounting officer, together with other members of our management, after conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), concluded that our disclosure controls and procedures were effective as of March 31, 2013 at a reasonable level of assurance.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K dated March 29, 2013 filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this Quarterly Report, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended and we did not repurchase any of our securities.

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

United Realty Trust Incorporated

Date: May 14, 2013	By:	/s/ Jacob Frydman
Jacob Frydman
Chief Executive Officer, Secretary and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 14, 2013	By:	/s/ Joseph LoParrino
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 *	XBRL (eXtensible Business Reporting Language). The following materials from the United Realty Trust Incorporated Quarterly Report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

* Filed herewith

