Form 10-Q
period 2013-06-30
United Realty Trust Inc
filed 2013-08-14
CIK 1536256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 13, 2013 the registrant had 546,548 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED REALTY TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (unaudited)	December 31, 2012
ASSETS
Real estate investments:
Land	$4,310,862	$—
Building and improvements	15,122,135	—
	19,432,997	—
Less: accumulated depreciation	144,027	—
	19,228,970	—
Mortgage note receivable	1,500,000	—
Real estate investments, net	20,788,970	—
Cash and cash equivalents	14,664	1,246,264
Restricted cash	355,573	—
Prepaid expenses	99,325	—
Tenant receivables	246,168	—
Acquired lease intangible asset, net of accumulated amortization	1,788,521	—
Deferred charges, net of accumulated amortization	1,709,664	—
Total assets	$25,002,885	$1,246,264

LIABILITIES AND EQUITY
Liabilities
Mortgage note payable	$14,465,821	$—
Acquired lease intangibles liability, net of accumulated amortization	287,719	—
Due to affiliates	84,038	50,646
Prepaid Rent	76,535	—
Dividends payable	34,410	—
Accounts payable	189,167	68,599
Total Liabilities	15,137,690	119,245

Commitments and contingencies	—	—

Equity:
Preferred stock, $.01 par value 50,000,000 shares authorized; 500,000 shares issued and outstanding	50,000	50,000
Common stock, $.01 par value 200,000,000 shares authorized; 545,057 and 201,085 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	5,456	2,011
Additional paid-in-capital	4,833,432	1,692,580
Accumulated deficit	(2,873,693)	(617,572)
Total United Realty Trust Incorporated stockholders' equity	2,015,195	1,127,019
Noncontrolling interests	7,850,000	—
Total equity	9,865,195	1,127,019
Total liabilities and equity	$25,002,885	$1,246,264

The accompanying notes to consolidated financial statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2013 (unaudited)	Six Months Ended June 30, 2013 (unaudited)
Revenues
Base rents	$668,455	$687,156
Recoveries from tenants	79,932	79,932
Total revenues	748,387	767,088
Operating expenses
Property operating	78,464	78,464
Property taxes	84,080	84,081
General & administrative expenses	147,104	786,686
Depreciation and amortization	181,342	185,661
Acquisition transaction costs	54,187	1,387,757
Total operating expenses	545,177	2,522,648

Operating income (loss)	203,210	(1,755,560)
Non-operating income (expenses)
Interest expense and other finance expenses	(205,949)	(212,724)

Net loss	(2,739)	(1,968,284)

Noncontrolling interests:
Net income attributable to noncontrolling interest	(131,250)	(135,484)
Net loss attributable to United Realty Trust Incorporated	$(133,989)	$(2,103,768)

Net loss per common share:

Basic and diluted	$(.27)	$(5.32)
Weighted average number of common shares outstanding
Basic and diluted	499,541	395,245

Distributions per share	$0.19	$0.38

The accompanying notes to consolidated financial statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

For the Six Months Ended June 30, 2013

	Preferred Stock		Common Stock		Additional paid-in	Retained earnings (Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	capital	deficit)	interests	Equity

Balance at December 31, 2012	500,000	$50,000	201,085	$2,011	$1,692,580	$(617,572)	$—	$1,127,019
Proceeds from the sale of common stock	—	—	323,037	3,235	3,349,400	—	—	3,352,635
Contribution of noncontrolling interests	—	—	—	—	—	—	7,850,000	7,850,000
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(135,484)	(135,484)
Amortization of restricted stock	—	—	—	—	77,692	—	—	77,692
Shares issued under the stock incentive plan	—	—	15,774	158	—	—	—	158
Registration expenditures	—	—	—	—	(335,223)	—	—	(335,223)
Distributions paid	—	—	—	—	—	(152,353)	—	(152,353)
Issuance of shares under distribution reinvestment program	—	—	5,161	52	48,983	—	—	49,035
Net loss	—	—	—	—	—	(2,103,768)	135,484	(1,968,284)
Balance at June 30, 2013	500,000	$50,000	545,057	$5,456	$4,833,432	$(2,873,693)	$7,850,000	$9,865,195

The accompanying notes to consolidated financial statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOW

For the Six Months Ended June 30, 2013 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,968,284)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	185,661
Amortization of deferred financing costs	23,465
Amortization of below-market rent	(3,906)
Amortization of restricted stock	77,850
Change in operating assets and liabilities
Mortgage escrows	(321,029)
Prepaid expenses	(99,325)
Tenant receivables	(246,168)
Due to affiliates	(1,116,608)
Prepaid rent	76,535
Accounts payable	120,569
Net cash used in operating activities	(3,271,241)
CASH FLOWS FROM INVESTING ACTIVITIES
Construction escrows	(34,544)
Investment in real estate	(14,750,000)
Net cash flows used in investing activities	(14,784,544)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	3,352,635
Distribution paid to noncontrolling interest	(135,484)
Proceeds from mortgage notes payable	14,500,000
Deferred financing and other costs	(454,657)
Principal repayments on mortgage	(34,179)
Registration expenditures	(335,223)
Distributions paid to common stockholders	(68,908)
Net cash provided by financing activities	16,824,184
Net decrease in cash and cash equivalents	(1,231,600)
Cash and cash equivalents at beginning of period	1,246,264
Cash and cash equivalents at end of period	$14,664

The accompanying notes to consolidated financial statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

The Company was organized to invest in a diversified portfolio of income-producing commercial real estate properties and other real estate-related assets. On November 25, 2011, United Realty Advisor Holdings LLC, a Delaware limited liability Company (the “Sponsor”) purchased 500,000 shares of preferred stock for $50,000.

Subject to the circumstances described in Note 8, the Company is offering to the public 100,000,000 Common Shares in its primary offering and 20,000,000 Common Shares pursuant to its distribution reinvestment program (‘‘DRIP’’). The Company may reallocate the Common Shares offered between the primary offering and the DRIP. The Company expects to sell the Common Shares offered in the primary offering until August 15, 2014. If the Company has not sold all the Common Shares by August 15, 2014, the Company may continue the primary offering for up to an additional year.

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

The Company’s advisor is United Realty Advisors LP (the ‘‘Advisor’’), a Delaware limited partnership formed on July 1, 2011. The Advisor conducts the Company’s operations and manages the portfolio of real estate investments. As of June 30, 2013, the Company owned through a joint venture a residential property located at 2520 Tilden Avenue in Brooklyn, New York (“Tilden House”). In addition, as of June 30, 2013, the Company owned through a joint venture a mortgage note secured by a property located at 58th and 70 Parker Avenue, in Poughkeepsie, NY.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared on an accrual basis in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results of operations for the six month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012.

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

Financial Instruments Not Measured at Fair Value

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, prepaid expenses, tenant receivables, accounts payable, dividends payable and due to affiliates approximate their fair values based on their short-term maturity.

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

The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if vacant.  Above-market and below-market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management's estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of acquisition.  Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal periods.  The fair values associated with below-market rental renewal options are determined based on the Company's experience and the relevant facts and circumstances that existed at the time of the acquisitions.  The value of the above-market and below-market leases associated with the original lease term is amortized to rental income and recorded as either an increase (in the case of below market leases) or decrease (in the case of above market leases), over the terms of the respective leases. The values of in-place leases are amortized to expense over the remaining non-cancellable terms of the respective leases.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time.  The Company may record a bargain purchase gain if it determines that the purchase price for the acquired assets was less than the fair value.  The Company will record a liability in situations where any part of the cash consideration is deferred.  The amounts payable in the future are discounted to their present value.  The liability is subsequently re-measured to fair value with changes in fair value recognized in the consolidated statements of operations.  If, up to one year from the acquisition date, information regarding fair value of assets acquired and liabilities assumed is received and estimates are refined, appropriate property adjustments are made to the purchase price allocation on a retrospective basis.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value. Management does not believe that the value of any of the Company's real estate investments was impaired at June 30, 2013.

Restricted Cash

The terms of the Company's mortgage note payable requires the Company to deposit certain replacement and other reserves with its lenders.  Such "restricted cash" is generally available only for property-level requirements for which the reserves have been established and is not available to fund other property-level or Company-level obligations.

Segment Reporting

The Company operates in one industry segment, ownership of real estate properties.  The Company does not distinguish in property operations for purposes of measuring performance.  The Company reassesses its conclusion that it has one reportable operating segment at least annually.

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

Interest income from loans receivable are recognized based on the contractual terms of the debt instrument utilizing the effective interest method.  Under the effective interest method, interest income is recognized at a constant yield based on the increasing or decreasing carrying value of the loans.  The total interest income for each period is the carrying value of the loans at the start of the period multiplied by the effective interest rate.

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

Deferred Charges

Deferred charges consist principally of leasing commissions and acquired lease origination costs (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the term of the related debt obligation and included interest expense). As of June 30, 2013 deferred charges consisted of the following:

Six months ended June 30, 2013
Leasing commissions-acquired leases	$1,289,812
Legal-acquired lease	6,016
Deferred financing costs	454,656
Total	$1,750,484
Less accumulated amortization(1)	40,820
Deferred charges, net of accumulated amortization	$1,709,664

(1)	Includes amortization of deferred financing costs of $23,465 which is included in interest expense and other finance expense in the accompanying Statements of Operations.

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

The Advisor will advance the Company’s organization and offering expenses to the extent the Company does not have the funds to pay such expenses. The Company will reimburse the Advisor for organization and offering expenses up to 2% of the total offering price paid by investors (including proceeds from sale of Common Shares, plus applicable selling commissions and dealer manager fees paid by purchasers of Common Shares). On December 28, 2012, the Company broke escrow, at which time organization and offering expenses advanced by the Advisor became a liability to the Company, subject to the 2% limitation noted above. Between November 25, 2011 and June 30, 2013, the Company paid $248,344 of offering costs.  As of June 30, 2013, the Advisor had incurred an additional $6.3 million of offering and organization expenses, of which $104,006 was billed and paid to the Advisor at June 30, 2013.

Offering costs incurred by the Company, the Advisor and their affiliates on behalf of the Company have been deferred and will be paid from the proceeds of the continuous public offering and will be treated as a reduction of equity.

Stock-Based Compensation

The Company has adopted a Stock Incentive Plan (the “Plan”) for its independent directors, officers and employees, employees of the Advisor and other affiliates and consultants.

The Company accounts for its stock-based compensation plan based on the FASB guidance which requires the measurement and recognition of compensation expense for all stock-based awards granted.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents.  The Company places its cash and cash equivalents in excess of insured amounts with high quality financial institutions.

Basic and Diluted Earnings (Loss) per Common Share

Basic earnings (loss) per Common Share is calculated by dividing net income (loss) by the weighted average number of Common Shares outstanding during each period. Diluted earnings (loss) per Common Share includes the effects of potentially issuable Common Shares, but only if dilutive. There are no dilutive Common Shares as of June 30, 2013.

Cash Flows

Supplemental Consolidated Statement of Cash Flow Information:

June 30, 2013
Supplemental disclosure of cash activities:
Interest Expense	$128,841
Other non-cash investing and financing activities:
Purchase accounting allocations:
Acquired lease intangible asset	$1,812,800
Acquired lease intangible liability	(291,625)
Non controlling interest	7,850,000
Investment in mortgage notes receivable	(1,151,000)

3.	Real Estate Investments

The following real estate investment transactions have occurred during the six months ended June 30, 2013.

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

In conjunction with the Company's pursuit and acquisition of real estate investments, the Company expensed acquisition transaction costs during the six months ended June 30, 2013 of approximately $1.4 million.

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

The financial information set forth below summarizes the Company's preliminary purchase price allocation for the property acquired during the six months ended June 30, 2013.

June 30, 2013
ASSETS
Land	$4,310,862
Building and improvements	15,122,135
Acquired lease intangible asset	1,812,800
Deferred charges	1,295,828
Assets acquired	$22,541,625
Acquired lease intangible liability	$291,625
Liabilities assumed	$291,625

Pro Forma Financial Information

The pro forma financial information set forth below is based upon the Company's historical consolidated statements of operations for the three and six months ended June 30, 2013, adjusted to give effect of the property transaction at the beginning of the year.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of the year, nor does it purport to represent the results of future operations.

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Statement of operations:
Revenues	$744,480	$1,488,960
Property operating and other expenses	701,033	3,124,532
Depreciation and amortization	181,342	362,684

Net loss attributable to United Realty Trust Incorporated	$(137,896)	$(1,998,256)

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

4.	Mortgage Note Payable

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

The principal maturity of mortgage notes payable during the next five years and thereafter is as follows:

	Principal Repayments	Scheduled Amortization	Total
2013	$—	$119,181	$119,181
2014	—	229,307	229,307
2015	—	241,039	241,039
2016	—	253,370	253,370
2017	—	266,333	266,333
Thereafter	13,273,566	83,025	13,356,591
	$13,273,566	$1,192,255	$14,465,821

5.	Capitalization

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

6.	Stock Incentive Plan

The Plan, as outlined in the prospectus dated May 9, 2013, provides for the grant of equity incentive awards to the Company’s independent directors, officers and employees, employees of the Advisor and other affiliates and consultants. The aggregate number of Common Shares that may be issued or used for reference purposes or with respect to which awards may be granted under the Plan shall not exceed the lesser of five percent (5%) of Common Shares outstanding on a fully diluted basis at any time and 5,000,000 Common Shares, which may be either authorized and unissued Common Shares or Common Shares held in or acquired for the treasury of the Company or both. The vesting period of stock-based awards will be determined by the Company’s compensation committee. During the quarter ended   June 30, 2013, the Company granted 15,774 Common Shares under the Plan of which 6,300 were fully vested on the date of grant and the remainder will vest over 15 months effective April 1, 2013. The 6,300 shares were granted to employees of the Company, employees of a Company Affiliate and to an independent consultant for services provided to the Company and 9,474 shares were granted to the directors of the Company. During the three and six months ended June 30, 2013 the Company expensed $18,000 related to the amortization of the directors’ restricted stock.

7.	Related Party Arrangements

The Company has executed an advisory agreement with the Advisor, a dealer manager agreement with the dealer manager and a property management agreement with URA Property Management LLC (the ‘‘Property Manager’’), an affiliate of the Sponsor. These agreements entitle the Advisor, the dealer manager, and the Property Manager to specified fees upon the provision of certain services with regard to the offering and the investment of funds in real estate properties and real estate-related investments, among other services, as well as reimbursement of organization and offering expenses incurred by the Advisor and the dealer manager on behalf of the Company (as discussed in Note 2) and certain costs incurred by the Advisor in providing services to the Company. The dealer manager has entered enter into a soliciting dealer agreement with Cabot Lodge Securities, LLC (‘‘Cabot Lodge’’), a Delaware limited liability company and member of the Financial Industry Regulatory Authority, Inc. (“FINRA”) that is indirectly owned by the Sponsor. The Company has engaged and may engage from time to time, United Realty Partners LLC (‘‘URP’’), an entity controlled and indirectly owned by the Company’s president and chief executive officer, to provide brokerage services, services in connection with the origination or refinancing of debt, or advice in connection with joint venture opportunities and equity financing opportunities for the Company’s properties.

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2013 and any related amounts payable as of June 30, 2013 and December 31, 2012.

	Incurred		Payable as of
	Three months ended June 30, 2013	Six months ended June 30, 2013	June 30, 2013	December 31, 2012
Expensed
Reimbursable general and administrative expenses	$118,640	$775,509	$—	$50,646
Reimbursable property operating expenses and acquisition fees	65,345	223,059	—	—
Supplemental transaction based advisory fees	—	229,175	—	—
Acquisition fees	11,500	240,675	—	—
Property Management fees(1)	9,537	9,537	—	—
Asset Management fees	44,819	44,819	—	—
Additional Paid-in Capital
Reimbursable other offering costs	11,643	30,451	—	—
Capitalized
Financing coordination fee	—	145,000	84,038	—

(1) The Advisor agreed to waive the April and May 2013 management fee charges and therefore they are not included in the above amount.

8.	Dealer Manager

On May 24, 2013, Allied Beacon Partners, Inc. (“Allied Beacon”), the dealer manager for the initial public offering (the “IPO”) of the Company, informed the Company that as a result of an award against Allied Beacon in an arbitration before the FINRA in the amount of approximately $1.6 million, wholly unrelated to the Company or to Allied Beacon’s role as dealer manager for the IPO, Allied Beacon would not be able to meet its net capital requirement. On May 30, 2013 the IPO was suspended as a result thereof.

While the IPO remains suspended, the Company is evaluating its dealer manager arrangements, and intends to engage Cabot Lodge pending FINRA’s review of the proposed arrangements under FINRA Rule 2310 – Direct Participation Programs.

9.	Distributions

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

10.	Economic Dependency

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

11.	Subsequent Events

In determining subsequent events, the Company reviewed all activity from July 1, 2013 to the date the financial statements are issued and discloses the following items:

On August 2, 2013, the Company acquired a 14.6% interest in a joint venture that acquired a property known as 14 Highland located in Yonkers, New York. The joint venture purchased 14 Highland for $2.1 million. 14 Highland is a five-story residential building, with 22 apartments and is currently 95.5% leased. The Company issued 9,091 OP units valued at $100,000 to fund the joint venture interest.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements.  Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have limited operating history and, as of June 30, 2013, our assets totaled approximately $25.0 million;

•	our ability to raise capital in our continuous initial public offering of shares of common stock, par value $0.01 per share (such shares “Common Shares,” and such offering, the “IPO”);

•	our ability to deploy effectively the proceeds we raise in the IPO;

•	changes in economic conditions generally and the real estate market specifically;

•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts (“REITs”));

•	the availability of credit;

•	interest rates; and

•	changes to generally accepted accounting principles in the United States (“GAAP”).

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

As of June 30, 2013, we owned through a joint venture a residential property located at 2520 Tilden Avenue in Brooklyn, New York (“Tilden House”). In addition, as of June 30, 2013, we owed through a joint venture a mortgage note secured by a property located at 58th and 70 Parker Avenue, Poughkeepsie, NY.

On May 24, 2013, Allied Beacon Partners, Inc. (“Allied Beacon”), the dealer manager for the IPO, informed us that as a result of an award against Allied Beacon in an arbitration before the Financial Industry Regulatory Authority, Inc. (“FINRA”) in the amount of approximately $1.6 million, wholly unrelated to us or to Allied Beacon’s role as dealer manager for the IPO, Allied Beacon would not be able to meet its net capital requirement. On May 30, the IPO was suspended as a result thereof.

While the IPO remains suspended, we are evaluating our dealer manager arrangements, and intend to engage Cabot Lodge Securities LLC, a Delaware limited liability company and a FINRA member that is indirectly owned by United Realty Advisor Holdings LLC, a Delaware limited liability Company (the “Sponsor”), pending FINRA’s review of the proposed arrangements under FINRA Rule 2310 – Direct Participation Programs.

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

The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO and MFFO for the three months ended June 30, 2013. We determined the reporting of FFO and MFFO for the six months ended June 30, 2013 will not be useful since we held our newly acquired property for three days during the first quarter of 2013 with minimal operational income and expenditures.

For the Three Months Ended June 30, 2013

Net loss for period	$(133,989)
Plus: Real property depreciation	132,750
Amortization of tenant improvements and allowances	6,958
Amortization of deferred leasing costs	41,634
FFO	$47,353

Add:Acquisition transaction costs (1)	54,187
Less:Amortization of below-market rent (2)	(3,906)
MFFO	$97,634

Net cash provided by (Used in):
Operating activities	$(943,008)
Investing activities	$(34,544)
Financing activities	$989,962

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

Results of Operations

We are a recently formed company and have a very limited operating history. We are dependent upon proceeds received from our IPO to conduct our proposed activities. In addition, we currently own only two properties or real estate-related assets. The capital required to purchase any property or real estate-related asset will be obtained from the proceeds of our IPO and from any indebtedness that we may incur in connection with the acquisition of any property or thereafter.

For the three months ended June 30, 2013, we incurred a net loss of approximately $134,000. The substantial cause of the net loss resulted from general and administrative costs of approximately $147,000. General and administrative costs consisted primarily of legal and accounting fees.

For the six months ended June 30, 2013, we incurred a net loss of approximately $2.1 million. The substantial cause of the net loss resulted from acquisition transaction costs of approximately $1.4 million which we incurred upon the acquisition of the Tilden house. We also incurred approximately $787,000 representing, general and administrative costs which consisted primarily of legal and accounting fees and payroll reimbursements.

Our Advisor will advance our organization and offering expenses to the extent we do not have the funds to pay such expenses. Organization and offering expenses advanced by our Advisor became liabilities to us when our primary offering broke escrow on December 28, 2012. We will reimburse our Advisor up to 2% of the total offering price paid by investors (which includes proceeds to us from the sale of Common Shares, plus applicable selling commissions and dealer manager fee) for organization and offering expenses.  As of June 30, 2013, our Advisor had incurred approximately $6.3 million of organization and offering expenses of which $104,006 has been billed to us.

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

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor and our dealer manager.  During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and dealer manager fee.  During this stage, we also will make payments to our Advisor for reimbursement of certain other organization and offering expenses.  However, we will not reimburse our Advisor (except in limited circumstances) for other organization and offering expenses to the extent that our total payments for other organization and offering expenses would exceed 2% of the total offering price paid by investors in our IPO.  During our acquisition and development stage, we expect to make payments to our Advisor in connection with the selection and origination or purchase of investments and the management of our assets and to reimburse certain costs incurred by our Advisor in providing services to us.  The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our independent directors.

To maintain our qualification as a REIT after attaining it, we generally are required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP) determined without regard to the deduction for dividends paid and excluding any net capital gain.  We expect that our board of directors will authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.  We expect to continue paying distributions monthly unless our results of operations, our general financial condition, general economic conditions or other factors make it imprudent to do so.  The timing and amount of distributions will be determined by our board and will be influenced in part by its intention to comply with REIT requirements of the Internal Revenue Code of 1986, as amended (the “Code”).  We have not established a minimum distribution level.

Net Cash Flows from:

Operating Activities

Net cash flows used in operating activities amounted to approximately $3.3 million during the six months ended June 30, 2013 mostly due to acquisition transaction costs of $1.4 million incurred upon the acquisition of Tilden House in March 2013.

Investing Activities

Net cash flows used by investing activities amounted to approximately $14.8 million during the six months ended June 30, 2013, resulting from the acquisition of a managing interest in Tilden House.

Financing Activities

Net cash flows provided by financing activities amounted to approximately $16.8 million for the six months ended June 30, 2013. During the six months ended June 30, 2013, we received proceeds of approximately $14.5 million from a new mortgage note payable to partially fund the acquisition of a managing interest in Tilden House. In addition, during the period we received approximately $3.5 million from the sale of our Common Shares.

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

We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

The following table shows the sources for the payment of distributions to common stockholders for the periods presented:

	Three months ended				Six months ended
	March 31, 2013		June 30, 2013		June 30,2013
		Percentage		Percentage		Percentage
Distributions:		of Distributions		of Distributions		of Distributions
Distributions paid in cash	$16,808		$52,100		$68,908
Distributions reinvested	14,600		34,435		49,035
Total distributions	$31,408		$86,535		$117,943

Source of distribution coverage:
Cash flows provided by operations	$—	0.0%	$—	0.0%	$—	0.0%
Common Shares issued under the DRIP	14,600	46.5%	34,435	39.8%	49,035	41.6%
Proceeds from issuance of Common Shares	16,808	53.5%	52,100	60.2%	68,908	58.4%
Total sources of distributions	$31,408	100.0%	$86,535	100.0%	$117,943	100.0%

Cash flows used in operations (GAAP basis)	$(2,328,232)		$(943,008)		$(3,271,240)
Net loss attributable to stockholders (in accordance with GAAP)	$(1,969,778)		$(133,989)		$(2,103,768)

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

We currently have approximately $14.5 million of mortgage notes payable outstanding.  Once we have fully invested the proceeds of our IPO, assuming we sell the maximum amount, we expect that our portfolio-wide loan-to-value ratio (calculated after the close of our IPO) will be approximately 65%.  For purposes of calculating our 65% target leverage, we will determine the loan-to-value ratio on our portfolio based on the greater of the aggregate cost and the fair market value of our investments and other assets.  There is no limitation on the amount we may borrow for the purchase of any single asset.  Our charter allows us to incur leverage up to 300% of our total “net assets” (as defined by our charter and the Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted by the membership of the North American Securities Administrators Association on May 7, 2007) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments.  We may only exceed this 300% limit with the approval of a majority of our independent directors.  During the early stages of our IPO, our independent directors may be more likely to approve debt in excess of this limit.  In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by our board of directors at least quarterly

The form of our indebtedness may be long-term or short-term, secured or unsecured, fixed or floating rate or in the form of a revolving credit facility or repurchase agreements or warehouse lines of credit. Our Advisor will seek to obtain financing on our behalf on the most favorable terms available.

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

Contractual Obligations

The following table presents the principal amount of our long-term debt maturing each year, including amortization of principal based on debt outstanding at June 30, 2013:

	2013	2014	2015	2016	2017	Thereafter	Total
Contractual obligations:
Mortgage Note Payable	$119,181	$229,307	$241,039	$253,370	$266,333	$13,356,591	$14,465,821
Total	$119,181	$229,307	$241,039	$253,370	$266,333	$13,356,591	$14,465,821

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

Our chief executive officer and chief accounting officer, together with other members of our management, after conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), concluded that our disclosure controls and procedures were effective as of June 30, 2013 at a reasonable level of assurance.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012, except for the item described below.

Sales of Common Shares in our IPO are currently suspended and we can provide no assurance of when or if sales in our IPO will resume. If we do not raise substantial funds in our IPO or through alternative capital raising efforts, we will be limited in the number and type of investments we may make, and the value of our stockholders’ investment in us will fluctuate with the performance of the specific properties we acquire.

On May 24, 2013, Allied Beacon Partners, Inc., a Florida corporation (our “Dealer Manager”), informed us that as a result of an award against Allied Beacon in an arbitration before FINRA in the amount of approximately $1.6 million, wholly unrelated to us or to Allied Beacon’s role as dealer manager for our IPO, Allied Beacon would not be able to meet its net capital requirement. On May 30, 2013, the IPO was suspended as a result thereof. While the IPO remains suspended, we are evaluating our dealer manager arrangements, and intend to engage Cabot Lodge as dealer manager, pending FINRA’s review of the proposed arrangements under FINRA Rule 2310 – Direct Participation Programs.

There can be no assurances that FINRA will approve the proposed dealer manager arrangements, or that our IPO will resume, or of the timing of any such resumption. If we raise substantially less than the maximum offering amount, and if we are unable to raise significant new capital through alternative means, we will make fewer investments, resulting in less diversification in terms of the number of investments owned and the geographic regions in which our investments are located. In such a case, the likelihood that any single property’s performance would materially reduce our overall profitability will increase. We are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. In addition, any inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our net income and the distributions we make to stockholders would be reduced.

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

United Realty Trust Incorporated

Date: August 14, 2013	By:	/s/ Jacob Frydman
Jacob Frydman
Chief Executive Officer, Secretary and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 14, 2013	By:	/s/ Joseph LoParrino
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.		Description
31.1	*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	*	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	*	XBRL (eXtensible Business Reporting Language). The following materials from the United Realty Trust Incorporated Quarterly Report on Form 10-Q for the three months ended June 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

* Filed herewith