Form 10-Q
period 2013-09-30
United Realty Trust Inc
filed 2013-11-14
CIK 1536256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 14, 2013 the registrant had 551,194 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED REALTY TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS

	September 30, 2013 (unaudited)	December 31, 2012
ASSETS
Real estate investments:
Land	$4,710,862	$—
Building and improvements	16,729,085	—
	21,439,947	—
Less: accumulated depreciation	303,130	—
	21,136,817	—
Mortgage note receivable	1,500,000	—
Real estate investments, net	22,636,817	—
Cash and cash equivalents	45,396	1,246,264
Restricted cash	375,536	—
Prepaid expenses	140,180	—
Tenant and other receivables	262,187	—
Acquired lease intangible asset, net of accumulated amortization	1,764,243	—
Deferred charges, net of accumulated amortization	1,742,331	—
Total assets	$26,966,690	$1,246,264

LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable	$15,914,998	$—
Acquired lease intangibles liability, net of accumulated amortization	283,814	—
Due to affiliates	140,587	50,646
Prepaid rent	80,402	—
Tenant security deposits	21,473	—
Dividends payable	35,313	—
Accounts payable	170,738	68,599
Total Liabilities	16,647,325	119,245

Commitments and contingencies	—	—

Equity:
Preferred stock, $.01 par value 50,000,000 shares authorized; 500,000 shares issued and outstanding	50,000	50,000
Common stock, $.01 par value 200,000,000 shares authorized; 549,669 and 201,085 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	5,497	2,011
Additional paid-in-capital	4,964,101	1,692,580
Accumulated deficit	(3,165,786)	(617,572)
Total United Realty Trust Incorporated stockholders’ equity	1,853,812	1,127,019
Noncontrolling interests:
Minority interests in consolidated joint venture	8,435,027	—
Limited partners' interest in Operating Partnership	30,526	—
Total Noncontrolling interests	8,465,553	—
Total equity	10,319,365	1,127,019
Total liabilities and equity	$26,966,690	$1,246,264

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Revenues
Base rents	$715,252	$—	$1,402,408	$—
Recoveries from tenants	82,000	—	161,932	—
Total revenue	797,252	—	1,564,340	—

Operating expenses
Property operating	105,532	—	184,121	—
Property taxes	85,329	—	169,410	—
General & administrative expenses	125,739	—	912,336	—
Depreciation and amortization	200,737	—	386,397	—
Acquisition transaction costs	106,850	—	1,494,607	—
Total operating expenses	624,187	—	3,146,871	—

Operating income (loss)	173,065	—	(1,582,531)	—
Non-operating income (expenses)
Interest income	—	—	36	—
Interest expense and other finance expenses	(220,161)	—	(432,885)	—

Net loss	(47,096)	—	(2,015,380)	—

Noncontrolling interests:
Net income attributable to noncontrolling interest	(138,185)	—	(273,669)	—
Net loss attributable to United Realty Trust Incorporated	$(185,281)	$—	$(2,289,049)	$—

Net loss per common share:

Basic and diluted	$(.34)	$—	$(4.99)	$—
Weighted average number of common shares outstanding
Basic and diluted	547,586	18,182	458,284	18,182

Distributions per share	$0.19	$—	$0.58	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

For the Nine Months Ended September 30, 2013

						Retained
					Additional	earnings
	Preferred Stock		Common Stock		capital	(Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	paid-in	deficit)	interests	Equity

Balance at December 31, 2012	500,000	$50,000	201,085	$2,011	$1,692,580	$(617,572)	$—	$1,127,019
Proceeds from the sale of common stock	—	—	323,037	3,230	3,349,405	—	—	3,352,635
Contribution of noncontrolling interests	—	—	—	—	—	—	8,535,027	8,535,027
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(273,669)	(273,669)
Amortization of restricted stock	—	—	—	—	95,692	—	—	95,692
Shares issued under the stock incentive plan	—	—	15,774	158	—	—	—	158
Registration expenditures	—	—	—	—	(335,776)	—	—	(335,776)
Distributions paid	—	—	—	—	—	(259,165)	—	(259,165)
Issuance of shares under distribution reinvestment program	—	—	9,773	98	92,726	—	—	92,824
Net loss	—	—	—	—	—	(2,289,049)	273,669	(2,015,380)
Reallocation adjustment of limited partners iinterest					69,474		(69,474)
Balance at September 30, 2013	500,000	$50,000	549,669	$5,497	$4,964,101	$(3,165,786)	$8,465,553	$10,319,365

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOW

(unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,015,380)	$—
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	386,397	—
Amortization of deferred financing costs	48,708	—
Amortization of below-market rent	(7,811)	—
Amortization of restricted stock	95,850	—
Change in operating assets and liabilities		—
Mortgage escrows	(289,178)	—
Prepaid expenses	(140,180)	—
Security deposits	21,473	—
Tenant and other receivables	(262,187)	—
Due to affiliates	(1,060,061)	—
Prepaid rent	80,402	—
Accounts payable	102,142	—
Net cash used in operating activities	(3,039,825)	—
CASH FLOWS FROM INVESTING ACTIVITIES
Construction escrows	(86,360)	—
Improvements to properties	(6,950)	—
Investment in real estate	(16,650,000)	—
Net cash flows used in investing activities	(16,743,310)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	3,352,635	—
Distribution paid to noncontrolling interest	(273,669)	—
Contributions from consolidated Joint Venture	585,027	—
Proceeds from mortgage notes payable	16,000,000	—
Deferred financing and other costs	(529,920)	—
Principal repayments on mortgage	(85,002)	—
Registration expenditures	(335,776)	—
Distributions paid to common stockholders	(131,028)	—
Net cash provided by financing activities	18,582,267	—
Net decrease in cash and cash equivalents	(1,200,868)	—
Cash and cash equivalents at beginning of period	1,246,264	1,656
Cash and cash equivalents at end of period	$45,396	$1,656

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

1.	Organization

United Realty Trust Incorporated (the “Company”) was formed on November 8, 2011 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. However, the Company inadvertently filed a U.S. federal income tax return for the tax year ending December 31, 2011 on Internal Revenue Service (“IRS”), Form 1120-REIT, which may be treated as having made its REIT election commencing with that tax year. The Company intends to file for relief with the IRS so that it will not be treated as having made its REIT election prior to the tax year ending December 31, 2013. It is solely within the discretion of the IRS to grant the relief sought. If the Company is unable to obtain the relief it seeks from the IRS, generally the Company would be unable to make its REIT election until the fifth taxable year after the year in which it failed to qualify as a REIT. Substantially all of the Company’s business is conducted through United Realty Capital Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on November 8, 2011. The Company is the general partner of the Operating Partnership and holds both general and limited partnership interests in the Operating Partnership. As the Company completes the settlement for the purchase orders for shares of the Company’s common stock, par value $0.01 per share (“Common Shares”) in its continuous public offering, it will transfer substantially all of the net proceeds of the offering to the Operating Partnership.

At September 30, 2013, the Company owned a 98.4% economic interest in the Operating Partnership. The limited partners' interest in the Operating Partnership (1.6% at September 30, 2013) is represented by Operating Partnership Units ("OP Units"). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners' ownership percentage of the Operating Partnership's net equity. The approximately 560,285 OP Units outstanding at September 30, 2013 are economically equivalent to the Company's Common Stock.

The Company was organized to invest in a diversified portfolio of income-producing commercial real estate properties and other real estate-related assets. On November 25, 2011, United Realty Advisor Holdings LLC, a Delaware limited liability Company (the “Sponsor”) purchased 500,000 shares of preferred stock for $50,000.

The Company is offering to the public 100,000,000 Common Shares in its primary offering and 20,000,000 Common Shares pursuant to its distribution reinvestment program (“DRIP”). The Company may reallocate the Common Shares offered between the primary offering and the DRIP. The Company expects to sell the Common Shares offered in the primary offering until August 15, 2015.

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

The Company’s advisor is United Realty Advisors LP (the “Advisor”), a Delaware limited partnership formed on July 1, 2011. The Advisor conducts the Company’s operations and manages the portfolio of real estate investments. As of September 30, 2013, the Company owned through a joint venture a residential property located at 2520 Tilden Avenue in Brooklyn, New York (“Tilden House”) and owned through a joint venture a residential property known as 14 Highland Ave. (“14 Highland”), located in Yonkers, New York.  In addition, as of September 30, 2013, the Company owned through a joint venture a mortgage note secured by a property located at 58th and 70 Parker Avenue, in Poughkeepsie, NY.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared on an accrual basis in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results of operations for the nine month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012.

The consolidated financial statements include the accounts of the Company and those of its subsidiaries, which are wholly owned or controlled by the Company.  Entities which the Company does not control through its voting interest and entities which are variable interest entities (“VIEs”), but where it is not the primary beneficiary, are accounted for under the equity method.  All significant intercompany balances and transactions have been eliminated.

The Company follows the Financial Accounting Standards Board (“FASB”) guidance for determining whether an entity is a VIE and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE.  Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Included in Real estate investments on the Company's consolidated balance sheets as of Septmber 30, 2013 and December 31, 2012 are approximately $2.0 million and $0, respectively, related to the Company's consolidated VIE's. Included in Mortgage notes payable on the Company's consolidated balanace sheet as of September 30, 2013 and December 31, 2012 are approximately $1.5 million and $0, respectively, related to the Company's consolidated VIE's.

A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent.  Non-controlling interests are required to be presented as a separate component of equity in the consolidated balance sheet. This guidance modifies the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and non-controlling interests.

The Company assesses the accounting treatment for each joint venture.  This assessment includes a review of each joint venture or limited liability company agreement to determine which party has what rights and whether those rights are protective or participating.  For all VIEs, the Company reviews such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity’s economic performance.  In situations where the Company or its partner approves, among other things, the annual budget, receives a detailed monthly reporting package from the Company, meets on a quarterly basis to review the results of the joint venture, reviews and approves the joint venture’s tax return before filing, and approves all leases that cover more than a nominal amount of space relative to the total rentable space at each property, the Company does not consolidate the joint venture as it considers these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of the joint venture.

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

Financial Instruments Not Measured at Fair Value

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, prepaid expenses, tenant and other receivables, accounts payable, dividends payable, tenant security deposits, and due to affiliates approximate their fair values based on their short-term maturity.  The Company has determined that the carrying value of mortgage notes payable approximates their fair value.

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

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and improvements), and acquired intangible assets and liabilities (consisting of above-market and below-market leases and acquired in-place leases).  Acquired lease intangible assets include above-market leases and acquired in-place leases in the accompanying consolidated balance sheet.  The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, which value is then allocated to land, buildings and improvements based on management’s determination of the relative fair values of these assets.  In valuing an acquired property’s intangibles, factors considered by management include an estimate of carrying costs during the expected lease-up periods, and estimates of lost rental revenue during the expected lease-up periods based on its evaluation of current market demand.  Management also estimates costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs.  Leasing commissions, legal and other related costs (“lease origination costs”) are classified as deferred charges in the accompanying consolidated balance sheet.

The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if vacant.  Above-market and below-market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of acquisition.  Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal periods.  The fair values associated with below-market rental renewal options are determined based on the Company’s experience and the relevant facts and circumstances that existed at the time of the acquisitions.  The value of the above-market and below-market leases associated with the original lease term is amortized to rental income and recorded as either an increase (in the case of below market leases) or decrease (in the case of above market leases), over the terms of the respective leases. The values of in-place leases are amortized to expense over the remaining non-cancellable terms of the respective leases.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time.  The Company may record a bargain purchase gain if it determines that the purchase price for the acquired assets was less than the fair value.  The Company will record a liability in situations where any part of the cash consideration is deferred.  The amounts payable in the future are discounted to their present value.  The liability is subsequently re-measured to fair value with changes in fair value recognized in the consolidated statements of operations.  If, up to one year from the acquisition date, information regarding fair value of assets acquired and liabilities assumed is received and estimates are refined, appropriate property adjustments are made to the purchase price allocation on a retrospective basis.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at September 30, 2013.

Restricted Cash

The terms of the Company’s mortgage notes payable require the Company to deposit certain replacement and other reserves with its lenders.  Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established and is not available to fund other property-level or Company-level obligations.

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

Depreciation and Amortization

The Company uses the straight-line method for depreciation and amortization.  Buildings and building improvements are depreciated over the estimated useful lives which the Company estimates to be 27-30 years.  Land improvements are depreciated over the estimated useful life of 15 years.  Tenant improvements are amortized over the shorter of the life of the related leases or their useful life. Furniture and fixtures are depreciated over the estimated useful lives that range from 5 to 7 years.

Deferred Charges

Deferred charges consist principally of leasing commissions and acquired lease origination costs (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the term of the related debt obligation and included interest expense). As of September 30, 2013 deferred charges consisted of the following:

Nine months ended September 30, 2013

Leasing commissions-acquired leases	$1,289,812
Legal-acquired lease	6,016
Deferred financing costs	529,920
Total	$1,825,748
Less accumulated amortization(1)	83,417
Deferred charges, net of accumulated amortization	$1,742,331

(1)	Includes amortization of deferred financing costs of $48,708 which is included in interest expense and other finance expense in the accompanying Statements of Operations.

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

The Advisor will advance the Company’s organization and offering expenses to the extent the Company does not have the funds to pay such expenses. The Company will reimburse the Advisor for organization and offering expenses up to 2% of the total offering price paid by investors (including proceeds from sale of Common Shares, plus applicable selling commissions and dealer manager fees paid by purchasers of Common Shares). On December 28, 2012, the Company broke escrow, at which time organization and offering expenses advanced by the Advisor became a liability to the Company, subject to the 2% limitation noted above. Between November 25, 2011 and September 30, 2013, the Company paid $248,344 of offering costs.  As of September 30, 2013, the Advisor had incurred an additional $7.7 million of offering and organization expenses, of which $104,006 was billed and paid to the Advisor at September 30, 2013.

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

Basic and Diluted Earnings (Loss) per Common Share

Basic earnings (loss) per Common Share is calculated by dividing net income (loss) by the weighted average number of Common Shares outstanding during each period. Diluted earnings (loss) per Common Share includes the effects of potentially issuable Common Shares, but only if dilutive. There are no dilutive Common Shares as of September 30, 2013.

Cash Flows

Supplemental Consolidated Statement of Cash Flow Information:

September 30, 2013
Supplemental disclosure of cash activities:
Interest expense	$380,099
Other non-cash investing and financing activities:
Purchase accounting allocations:
Acquired lease intangible asset	$1,812,800
Acquired lease intangible liability	(291,625)
Non controlling interest	7,950,000
Investment in mortgage notes receivable	(1,150,000)

3.	Real Estate Investments

The following real estate investment transactions have occurred during the nine months ended September 30, 2013.

Property Acquisitions

On March 29, 2013, a joint venture between the Operating Partnership and the seller of the property (the “JV”) purchased a fee simple interest in Tilden House. The purchase price for Tilden House was $22.25 million, exclusive of brokerage commissions and closing costs. The Company funded the acquisition as follows: (i) $14.5 million with a new first mortgage secured by Tilden House; (ii) $7.5 million by the seller contributing some of its equity in Tilden House to the JV; and (iii) cash from the Company’s ongoing public offering in an amount which, when combined with the brokerage commissions and closing costs, was approximately $2.3 million. Tilden House is a nine-story residential building, completed in 2007, with 117 apartments, community facility space and indoor and outdoor parking.

On August 2, 2013, the Company acquired a 14.6% interest in a joint venture (the “14 Highland JV”) that acquired 14 Highland, through the Operating Partnership. The joint venture purchased 14 Highland for $2.0 million. 14 Highland is a five-story residential building, with 22 apartments and is currently 95.5% leased. The Operating Partnership issued 9,091 OP units valued at $100,000 to fund its joint venture interest. The Company consolidated the joint venture since it is deemed to be a VIE and the Company is the primary beneficiary. The Company deemed the joint venture to be a VIE since the Company has voting rights greater than its economic interest, and the Company participates in the management activities that significantly impact the performance of the joint venture.

In conjunction with the Company’s pursuit and acquisition of real estate investments, the Company expensed acquisition transaction costs during the nine months ended September 30, 2013 of approximately $1.5 million.

Regarding the acquisition of Tilden House, the fair values of in-place leases and other intangibles have been allocated to intangible assets and liability accounts.  Such allocations are preliminary and may be adjusted as final information becomes available.

The Company is currently in the process of evaluating the fair value of the in-place leases for 14 Highland.  Consequently, no value has been assigned to the leases.  Accordingly, the purchase price allocation is preliminary and may be subject to change

The Company assessed the fair value of the lease intangibles based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are Level 3 in the fair value hierarchy.

The financial information set forth below summarizes the Company’s preliminary purchase price allocations for the properties acquired during the nine months ended September 30, 2013.

September 30, 2013
ASSETS
Land	$4,710,862
Building and improvements	16,722,135
Acquired lease intangible asset	1,812,800
Deferred charges	1,295,828
Assets acquired	$24,541,625
Acquired lease intangible liability	$291,625
Liabilities assumed	$291,625

Pro Forma Financial Information

The pro forma financial information set forth below is based upon the Company’s historical consolidated statements of operations for the three and nine months ended September 30, 2013, adjusted to give effect of the property transaction at the beginning of the year.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of the year, nor does it purport to represent the results of future operations.

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Statement of operations:
Revenues	$824,974	$2,474,921
Property operating and other expenses	778,681	4,026,730
Depreciation and amortization	218,478	655,434

Net loss attributable to United Realty Trust Incorporated	$(172,185)	$(2,207,243)

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

On March 29, 2013, the JV obtained a first mortgage loan (the “Doral Loan”) from Doral Bank in an amount equal to $14.5 million to provide the acquisition funding for Tilden House. The Doral Loan has an initial five-year term ending on April 30, 2018 and provides the JV with the option to extend the maturity date to April 30, 2023. The Doral Loan bears interest at a per annum fixed rate of 5.0% and is secured by a mortgage on Tilden House.

On August 2, 2013, the 14 Highland JV obtained a first mortgage loan (the “Carver Loan”) from Carver Bank in an amount equal to $1.5 million to provide the acquisition funding for 14 Highland. The Carver Loan has an initial five-year term ending on September 5, 2018 and provides the 14 Highland JV with the option to extend the maturity date to September 5, 2023. The Carver Loan bears interest at a per annum fixed rate of 4.25% and is secured by a mortgage on 14 Highland.

The principal maturity of mortgage notes payable during the next five years and thereafter is as follows:

	Principal Repayments	Scheduled Amortization	Total
2013	$—	$61,705	$61,705
2014	—	254,373	254,373
2015	—	267,205	267,205
2016	—	280,510	280,510
2017	—	294,839	294,839
Thereafter	14,645,739	110,628	14,756,367
	$14,645,739	$1,269,259	$15,914,998

5.	Capitalization

Under the Company’s charter, the Company has the authority to issue 200,000,000 Common Shares and 50,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On November 17, 2011, the Sponsor purchased 18,182 Common Shares for total cash consideration of $200,000 to provide the Company’s initial capitalization. On November 25, 2011, for $50,000, the Sponsor purchased 500,000 shares of preferred stock, subsequently exchanged for 500,000 sponsor preferred shares (“Sponsor Preferred Shares”), which are convertible into Common Shares upon the terms and subject to the conditions set forth in the Company’s charter, and which have  a preference upon the Company’s liquidation, dissolution or winding up as described below. Upon the Company’s liquidation, dissolution or winding up, the Sponsor will receive a preference in the amount of 15% of any excess of the net sales proceeds from the sale of all the assets in connection with such liquidation, dissolution or winding up over the amount of Invested Capital, as defined in the Company’s charter, plus a cumulative non-compounded pre-tax annual return to holders of Common Shares of 7% on Invested Capital. The Company’s board of directors is authorized to amend its charter from time to time, without the approval of the stockholders, to increase or decrease the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

6.	Stock Incentive Plan

The Plan, as outlined in the prospectus dated May 9, 2013, provides for the grant of equity incentive awards to the Company’s independent directors, officers and employees, employees of the Advisor and other affiliates and consultants to align their long-term interests with those of the Company's stockholders. The aggregate number of Common Shares that may be issued or used for reference purposes or with respect to which awards may be granted under the Plan shall not exceed the lesser of five percent (5%) of Common Shares outstanding on a fully diluted basis at any time and 5,000,000 Common Shares, which may be either authorized and unissued Common Shares or Common Shares held in or acquired for the treasury of the Company or both. The vesting period of stock-based awards will be determined by the Company’s compensation committee on an annual basis. During the nine months ended September 30, 2013, the Company granted 15,774 Common Shares under the Plan of which 6,300 were fully vested on the date of grant and the remainder will vest over 15 months effective April 1, 2013. The 6,300 shares were granted to employees of the Company, employees of an affiliate of the Company and to an independent consultant for services provided to the Company and 9,474 shares were granted to the independent directors of the Company. During the three and nine months ended September 30, 2013 the Company expensed $18,000 and $36,000 respectively, related to the amortization of the independent directors’ restricted stock.

7.	Related Party Arrangements

The Company has executed an advisory agreement with the Advisor and a property management agreement with URA Property Management LLC (the “Property Manager”), an affiliate of the Sponsor. Effective September 20, 2013 the Company executed a dealer manager agreement with Cabot Lodge Securities (the “Dealer Manager” or “Cabot Lodge”), a Delaware limited liability company and member of the Financial Industry Regulatory Authority, Inc. (“FINRA”) that is indirectly owned by the Sponsor. Prior to September 20, 2013 the Company had a dealer manager agreement with an unaffiliated party which had  a soliciting dealer agreement with Cabot Lodge Securities  These agreements entitle the Advisor, the Dealer Manager, and the Property Manager to specified fees upon the provision of certain services with regard to the offering and the investment of funds in real estate properties and real estate-related investments, among other services, as well as reimbursement of organization and offering expenses incurred by the Advisor and the Dealer Manager on behalf of the Company (as discussed in Note 2) and certain costs incurred by the Advisor in providing services to the Company. The Company has engaged and may engage from time to time, United Realty Partners LLC (“URP”), an entity controlled and indirectly owned by the Company’s president and chief executive officer, to provide brokerage services, services in connection with the origination or refinancing of debt, or advice in connection with joint venture opportunities and equity financing opportunities for the Company’s properties.

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2013 and any related amounts payable as of September 30, 2013 and December 31, 2012.

	Incurred		Due to affiliates
	Three months ended September 30, 2013	Nine months ended September 30, 2013	September 30, 2013	December 31, 2012
Expensed
Reimbursable general and administrative expenses	$126,875	$902,384	$—	$50,646
Reimbursable property operating expenses and acquisition fees	70,036	293,095	70,036	—
Supplemental transaction-based advisory fees	—	229,175	—	—
Acquisition fees	60,000	300,675	—	—
Property Management fees(1)	27,955	37,492	23,767	—
Oversight Fees	449	449	449	—
Asset Management fees	46,335	91,154	46,335	—
Additional Paid-in Capital
Reimbursable other offering costs	—	30,451	—	—
Capitalized
Financing coordination fee	15,000	160,000	—	—
			$140,857	$50,646

(1)	The Advisor agreed to waive the April and May 2013 management fee charges and therefore they are not included in the above amount.

8.	Dealer Manager

On May 24, 2013, Allied Beacon Partners, Inc. (“Allied Beacon”), the original dealer manager for the initial public offering (the “IPO”) of the Company, informed the Company that as a result of an award against Allied Beacon in an arbitration before FINRA in the amount of approximately $1.6 million, wholly unrelated to the Company or to Allied Beacon’s role as dealer manager for the IPO, Allied Beacon would not be able to meet its net capital requirement. On May 30, 2013 the IPO was suspended as a result thereof.

The Company notified FINRA of its intention to engage as dealer manager Cabot Lodge and on September 12, 2013 FINRA approved Cabot Lodge as dealer manager.  On September 20, 2013, the offering resumed.

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

In determining subsequent events, the Company reviewed all activity from October 1, 2013 to the date the financial statements are issued and determined that no items require disclosure.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	the fact that we have limited operating history and, as of September 30, 2013, our assets totaled approximately $27.0 million;

●	our ability to raise capital in our continuous initial public offering of shares of common stock, par value $0.01 per share (such shares “Common Shares,” and such offering, the “IPO”);

●	our ability to deploy effectively the proceeds we raise in the IPO;

●	changes in economic conditions generally and the real estate market specifically;

●	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts (“REITs”));

●	the availability of credit;

●	interest rates; and

●	changes to generally accepted accounting principles in the United States (“GAAP”).

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

All forward-looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012, as updated in this Quarterly Report.

Overview

We were formed in November 2011 for the purpose of investing primarily in a diversified portfolio of income-producing real estate properties and other real estate-related assets. We intend to elect and qualify as a REIT beginning with the taxable year ended December 31, 2013. However, we inadvertently filed a U.S. federal income tax return for the tax year ending December 31, 2011 on Internal Revenue Service, or IRS, Form 1120-REIT, which may be treated as having made our REIT election commencing with that tax year. We have filed for relief from the IRS so that we will not be treated as having made our REIT election prior to our tax year ending December 31, 2013. It is solely within the discretion of the IRS to grant the relief sought by us. If we are unable to obtain the relief we seek from the IRS, generally we would be unable to make our REIT election until the fifth taxable year after the year in which we failed to qualify as a REIT. We conduct substantially all of our investment activities and own all of our assets through our Operating Partnership, of which we are the sole general partner and a limited partner. The initial limited partner of the Operating Partnership is URTI LP, LLC, a Delaware limited liability company. United Realty Advisors LP, a Delaware limited partnership (our “Advisor”) manages our day-to-day operations and our portfolio of properties and real estate-related assets.

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

As of September 30, 2013, we owned through a joint venture a residential property located at 2520 Tilden Avenue in Brooklyn, New York (“Tilden House”) and owned through a joint venture a residential property known as 14 Highland Ave (“14 Highland”) located in Yonkers, New York. In addition, as of  September 30, 2013, we owed through a joint venture a mortgage note secured by a property located at 58th and 70 Parker Avenue, Poughkeepsie, NY.

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

We notified FINRA of our intention to engage as dealer manager Cabot Lodge and on September 12, 2013 FINRA approved Cabot Lodge as dealer manager. On September 20, 2013, the offering resumed.

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

Our MFFO calculation complies with the Practice Guideline. In calculating MFFO, we exclude acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives as items which are unrealized and may not ultimately be realized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance and calculating MFFO. As disclosed elsewhere in this Quarterly Report on Form 10-Q, the purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. There may be inadequate proceeds from the sale of Common Shares in our IPO to pay or reimburse, as applicable, our Advisor for acquisition fees and expenses, and therefore such fees and expenses may need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

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

The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO and MFFO for the three months ended September 30, 2013. We determined the reporting of FFO and MFFO for the nine months ended September 30, 2013 will not be useful since did not own any real estate assets during most of the first quarter of 2013.

For the Three Months Ended September 30, 2013

Net loss for period	$(185,281)
Plus: Real property depreciation	152,143
Amortization of tenant improvements and allowances	6,958
Amortization of deferred leasing costs	41,636
FFO	$15,456

Add: Acquisition transaction costs (1)	106,850
Less: Amortization of below-market rent (2)	(3,906)
MFFO	$118,400

Net cash provided by (used in):
Operating activities	$231,416
Investing activities	$(1,958,766)
Financing activities	$1,758,083

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. There may be inadequate proceeds from the sale of Common Shares in our IPO to pay or reimburse, as applicable, our Advisor for acquisition fees and expenses, and therefore such fees may need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

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

Results of Operations

We are a recently formed company and have a very limited operating history. We are dependent upon proceeds received from our IPO to conduct our proposed activities. In addition, we currently own only three properties or real estate-related assets. The capital required to purchase any property or real estate-related asset will be obtained from the proceeds of our IPO and from any indebtedness that we may incur in connection with the acquisition of any property or thereafter.

For the three months ended September 30, 2013, we incurred a net loss of approximately $185,000. The substantial cause of the net loss resulted from general and administrative costs of approximately $126,000. General and administrative costs consisted primarily of legal and accounting fees.

For the nine months ended September 30, 2013, we incurred a net loss of approximately $2.3 million. The substantial cause of the net loss resulted from acquisition transaction costs of approximately $1.5 million which we incurred upon the acquisitions of Tilden House and 14 Highland. We also incurred approximately $912,000, representing general and administrative costs which consisted primarily of legal and accounting fees and payroll reimbursements.

Our Advisor will advance our organization and offering expenses to the extent we do not have the funds to pay such expenses. Organization and offering expenses advanced by our Advisor became liabilities to us when our primary offering broke escrow on December 28, 2012. We will reimburse our Advisor up to 2% of the total offering price paid by investors (which includes proceeds to us from the sale of Common Shares, plus applicable selling commissions and dealer manager fee) for organization and offering expenses. As of September 30, 2013, our Advisor had incurred approximately $7.7 million of organization and offering expenses of which $104,006 has been billed to and paid by us.

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

If we are unable to raise substantially more funds in our IPO than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our IPO. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We do not expect to establish a permanent reserve from our offering proceeds for maintenance and repairs of real properties, as we expect the majority of leases for the properties we acquire will provide for tenant reimbursement of operating expenses. However, to the extent that we have insufficient funds for such purposes, we may establish reserves from offering proceeds, out of cash flow from operations or net cash proceeds from the sale of properties. In addition, the terms of our mortgage loans payable require us to deposit certain replacement and other reserves with the lender.

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

Net Cash Flows from:

Operating Activities

Net cash flows used in operating activities amounted to approximately $3.0 million during the nine months ended September 30, 2013 mostly due to acquisition transaction costs of $1.5 million incurred upon the acquisition of Tilden House and 14 Highland. In addition we also incurred approximately $912,000 representing general and administrative costs, which consisted primarily of legal and accounting fees and payroll reimbursements.

Investing Activities

Net cash flows used by investing activities amounted to approximately $16.7 million during the nine months ended September 30, 2013, resulting from the acquisitions of the managing interests in Tilden House and 14 Highland.

Financing Activities

Net cash flows provided by financing activities amounted to approximately $18.6 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2013, we received proceeds of approximately $16.0 million from two new mortgage notes payable to partially fund the acquisitions of the managing interests in Tilden House and 14 Highland. In addition, during the period we received approximately $3.4 million from the sale of our Common Shares.

Acquisitions

Our Advisor expects to continue to evaluate potential acquisitions of real estate and real estate-related assets and to engage in negotiations with sellers and borrowers on our behalf. Investors should be aware that after a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest any unused proceeds from offerings of Common Shares in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

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

We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

The following table shows the sources for the payment of distributions to common stockholders for the periods presented:

	Three months ended
	March 31, 2013		June 30, 2013		September 30, 2013
Distributions:		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions paid in cash	$16,808	53.5%	$52,100	60.2%	$62,096	58.6%
Distributions reinvested	14,600	46.5%	34,435	39.8%	43,811	41.4%
Total distributions	$31,408	100.0%	$86,535	100.0%	$105,907	100.0%

Source of distribution coverage:
Cash flows provided by operations	$—	0.0%	$—	0.0%	$62,096	58.6%
Common Shares issued under the DRIP	14,600	46.5%	34,435	39.8%	43,811	41.4%
Proceeds from issuance of Common Shares	16,808	53.5%	52,100	60.2%	—	0%
Total sources of distributions	$31,408	100.0%	$86,535	100.0%	$105,907	100.0%

Cash flows (used in) provided by operations (GAAP basis)	$(2,328,232)		$(943,008)		$231,416
Net loss attributable to stockholders (in accordance with GAAP)	$(1,969,778)		$(133,989)		$(185,281)

	Nine months ended September 30, 2013
Distributions:		Percentage of Distributions
Distributions paid in cash	$131,028	58.5%
Distributions reinvested	92,846	41.5%
Total distributions	$223,874

Source of distribution coverage:
Cash flows provided by operations	$62,096	27.7%
Common Shares issued under the DRIP	92,846	41.5%
Proceeds from issuance of Common Shares	68,908	30.8%
Total sources of distributions	$223,851	100.0%

Cash flows (used in) provided by operations (GAAP basis)	$(3,039,825)
Net loss attributable to stockholders (in accordance with GAAP)	$(2,289,049)

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

We currently have approximately $16.0 million of mortgage notes payable outstanding. Once we have fully invested the proceeds of our IPO, assuming we sell the maximum amount, we expect that our portfolio-wide loan-to-value ratio (calculated after the close of our IPO) will be approximately 65%. For purposes of calculating our 65% target leverage, we will determine the loan-to-value ratio on our portfolio based on the greater of the aggregate cost and the fair market value of our investments and other assets. There is no limitation on the amount we may borrow for the purchase of any single asset. Our charter allows us to incur leverage up to 300% of our total “net assets” (as defined by our charter and the Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted by the membership of the North American Securities Administrators Association on May 7, 2007) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. We may only exceed this 300% limit with the approval of a majority of our independent directors. During the early stages of our IPO, our independent directors may be more likely to approve debt in excess of this limit. In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by our board of directors at least quarterly.

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

On March 29, 2013 we obtained a first mortgage loan (the “Doral Loan”) from Doral Bank in an amount equal to $14.5 million to provide the acquisition funding for Tilden House. The Doral Loan has an initial five-year term ending on April 30, 2018 and provides us with the option to extend the maturity date to April 30, 2023. The Doral Loan bears interest at a per annum fixed rate of 5.0%. The Doral Loan is secured by a mortgage on Tilden House.

On August 2, 2013, we obtained a first mortgage loan (the “Carver Loan”) from Carver Bank in an amount equal to $1.5 million to provide the acquisition funding for 14 Highland. The Carver Loan has an initial five-year term ending on September 5, 2018 and provides us with the option to extend the maturity date to September 5, 2023. The Carver Loan bears interest at a per annum fixed rate of 4.25%. The Carver Loan is secured by a mortgage on 14 Highland.

Other Obligations

In an effort to provide our stockholders with a limited amount of liquidity in respect of their investment in Common Shares, we have adopted a share repurchase program whereby on a daily basis, stockholders who have held their Common Shares for at least one year may request that we repurchase all or any portion (but generally at least 25%) of their Common Shares. Prior to the NAV pricing start date, as defined in the Registration Statement, stockholders who have held their Common Shares for at least one year may have their Common Shares repurchased (a) in the case of hardship, as defined below, at the total offering price paid or (b) in the discretion of the Advisor, at a price of 92% of the total offering price paid, but in neither event at a price greater than the offering price per Common Share under the DRIP. Following the NAV pricing start date, the repurchase price per Common Share on any business day will be 95% of our NAV per Common Share for that day, calculated after the close of business on the repurchase request day, without giving effect to any share purchases or repurchases to be effected on such day; provided, however, that while the primary offering is ongoing, in no event will the repurchase price following the NAV pricing start date exceed the then-current offering price under the primary offering. We define ‘‘hardship’’ to mean: (a) the death of a stockholder; (b) the bankruptcy of a stockholder; (c) a mandatory distribution under a stockholder’s IRA; or (d) another involuntary exigent circumstance, as approved by our board. Prior to the NAV pricing start date, we will limit the Common Shares repurchased during any calendar quarter to 1.25% of the weighted average number of Common Shares outstanding during the previous calendar quarter, or approximately 5% of the weighted average number of Common Shares outstanding in any 12-month period. Following the NAV pricing start date, we will limit Common Shares repurchased during any calendar quarter to 5% of NAV as of the last day of the previous calendar quarter or as of the NAV pricing start date if it occurred during the then-current quarter, or approximately 20% of NAV in any 12-month period. Our board of directors has the right to modify, suspend or terminate the share repurchase program for any reason.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2013.

Contractual Obligations

The following table presents the principal amount of our long-term debt maturing each year, including amortization of principal based on debt outstanding at September 30, 2013:

	2013	2014	2015	2016	2017	Thereafter	Total
Contractual obligations:
Mortgage Notes Payables	$61,705	$254,373	$267,205	$280,510	$294,839	$14,756,367	$15,914,988
Total	$61,705	$254,373	$267,205	$280,510	$294,839	$14,756,367	$15,914,988

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We may also be exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed-rate long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our Common Shares and that the losses may exceed the amount we invested in the instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not anticipate having any foreign operations and thus we do not expect to be exposed to foreign currency fluctuations.

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

Our chief executive officer and chief accounting officer, together with other members of our management, after conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 13d-15(e) under the Exchange Act), concluded that our disclosure controls and procedures were effective as of September 30, 2013 at a reasonable level of assurance, as required by paragraph (b) of Rule 13a-15 and Rule 15d-15 under the Exchange Act.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012, except for the items described below.

This is a blind pool offering, so you will not have the opportunity to evaluate our investments before we make them.

Because we have made only three investments in real estate or real estate-related assets, this is considered a blind pool offering, and you will not have the opportunity to evaluate our investments before we make them. We will seek to invest substantially all our offering proceeds available for investment, after the payment of fees and expenses, in the acquisition of real estate and real estate-related assets. We have established policies relating to the creditworthiness of tenants, but our board of directors will have wide discretion in implementing these policies, and you will not have the opportunity to evaluate potential tenants. In light of our desire to purchase properties that we believe present an opportunity for enhanced future value, the creditworthiness of existing tenants may not be a significant factor in determining whether to acquire the property. We anticipate that we will invest in properties that we believe may be repositioned for greater value due, in whole or in part, to the presence of tenants that do not have strong credit. In such cases, our strategy will include repositioning the property to attract new, more creditworthy or different types of tenants. For a more detailed discussion of our investment policies, see “Investment Objectives and Criteria — Acquisition Policies.”

Our dealer manager, Cabot Lodge, has a limited operating history and our ability to implement our investment strategy is dependent, in part, upon the ability of Cabot Lodge to successfully conduct this offering, which makes an investment in us more speculative.

We have retained Cabot Lodge, an affiliate of our advisor, to serve as the dealer manager of this offering. Cabot Lodge has a limited operating history, and this is the first public offering it has conducted. The success of this offering, and our ability to implement our business strategy, is dependent upon the ability of Cabot Lodge to build and maintain a network of broker-dealers to sell our Common Shares to their clients. These broker-dealers also may be engaged by other REITs and they may choose to emphasize the sale of those REITs’ shares over the sale of our Common Shares. If Cabot Lodge is not successful in establishing, operating and managing this network of broker-dealers, our ability to raise proceeds through this offering will be limited and we may not have adequate capital to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, our stockholders could lose all or a part of their investment.

We will make some of or all our distributions from sources other than our cash flow from operations; this will reduce our funds available for the acquisition of properties, and your overall return may be reduced.

Our organizational documents permit us to make distributions from any source, including from the proceeds of this offering or other offerings, cash advances to us by our advisor, cash resulting from a waiver of asset management fees, and borrowings, including borrowings secured by our assets. We will make some of or all our distributions from financings or the net proceeds from our public offering; this will reduce the funds available for acquiring properties and other investments, and your overall return may be reduced. Further, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced. Our organizational documents do not limit the amount of distributions we can fund from sources other than operating cash flow. Our cash flows used in operations of ($3,039,825) for the nine months ended September 30, 2013 was a shortfall of $3,263,699 to our distributions paid of $223,874 (inclusive of $92,846 of Common Shares issued under our DRIP) during such period. Such shortfall was paid from proceeds from the issuance of Common Shares, including under our DRIP.

Investors who invest in us at the beginning of our offering may realize a lower rate of return than later investors, both because earlier investors may receive a relatively larger proportion of distributions from sources other than operating cash flow, and because of dilution if, assuming our NAV per Common Share has increased beyond the offering price per Common Share, later investors continue to buy Common Shares at $10.45 per Common Share.

There can be no assurances as to when we will begin to generate sufficient cash flow to fully fund the payment of distributions. As a result, investors who invest in us before we generate significant cash flow may realize a lower rate of return than later investors. We expect to have little cash flow from operations available for distribution until we make substantial investments. In addition, to the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation. Therefore, until such time as we have sufficient cash flow from operations to fully fund the payment of distributions therefrom, some of or all our distributions will be paid from other sources, such as from the proceeds of our public offering, cash advances to us by our advisor, cash resulting from a waiver of asset management fees, and borrowings, including borrowings secured by our assets, in anticipation of future operating cash flow.

Additionally, even after the NAV pricing start date, if our primary offering is still ongoing, we will continue to offer Common Shares in this offering at $10.45 per Common Share. If, following the NAV pricing start date, our NAV per Common Share increases to a level higher than $10.45 per Common Share, and new investors continue to buy Common Shares at $10.45 per Common Share, stockholders who invested when the NAV per Common Share (whether or not it was calculated yet) was lower than $10.45 per Common Share may experience immediate dilution, which may be substantial, in the value of their Common Shares.

The offering price of our Common Shares in this offering was not determined on an independent basis; as a result, the offering price of the Common Shares in this offering is not related to any independent valuation.

Our board of directors arbitrarily determined the offering price of the Common Shares in this offering, and such price bears no relationship to any established criteria for valuing issued or outstanding shares. Our board of directors arbitrarily determined the offering price of our Common Shares based primarily on the range of offering prices of other REITs that do not have a public trading market. Consequently, the offering price of our Common Shares may not reflect the price at which the Common Shares would trade if they were listed on an exchange or actively traded by brokers, nor the proceeds that a stockholder would receive if we were liquidated or dissolved.

Because the dealer manager is an affiliate of our sponsor, you will not have the benefit of an independent due diligence review of us, which is customarily performed in underwritten offerings; the absence of an independent due diligence review increases the risks and uncertainty you face as a stockholder.

Our dealer manager, Cabot Lodge, is an affiliate of our sponsor. Because Cabot Lodge is an affiliate of our sponsor, its due diligence review and investigation of us and the prospectus cannot be considered to be an independent review. Therefore, you do not have the benefit of an independent review and investigation of this offering of the type normally performed by an unaffiliated, independent underwriter in a public securities offering.

Our failure to qualify as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our Common Shares.

We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ending December 31, 2013 and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we inadvertently filed a U.S. federal income tax return for the tax year ending December 31, 2011 on IRS Form 1120-REIT, which may be treated as having made our REIT election commencing with that tax year. We intend to file for relief from the IRS so that we will not be treated as having made our REIT election for our tax year ending December 31, 2011. It is solely within the discretion of the IRS to grant the relief sought by us. If we are unable to obtain the relief we seek from the IRS, generally we would be unable to make our REIT election until the fifth taxable year after the year in which we failed to qualify as a REIT.

If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.

In order to qualify as a REIT, we must annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a DRIP inadvertently causing a greater than 5% discount on the price of such stock purchased). There is no de minimis exception with respect to preferential dividends. Therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.

The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ended December 31, 2013. However, we inadvertently filed a U.S. federal income tax return for the tax year ending December 31, 2011 on IRS Form 1120-REIT, which may be treated as having made our REIT election commencing with that tax year.  We intend to file for relief from, or to obtain a closing agreement with, the IRS so that we will not be treated as having made our REIT election for our tax year ended December 31, 2011.  It is solely within the discretion of the IRS to grant the relief sought by us.  If we are unable to obtain the relief we seek from the IRS, generally we would be unable to make our REIT election until the fifth taxable year after the year in which we failed to qualify as a REIT. We also may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the value of our Common Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this Quarterly Report, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, and we did not repurchase any of our securities.

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

United Realty Trust Incorporated

Date: November 14, 2013	By:	/s/ Jacob Frydman
Jacob Frydman
Chief Executive Officer, Secretary and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Joseph LoParrino
Chief Accounting Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
4.5*	Subscription Escrow Agreement, dated as of September 20, 2013 among Cabot Lodge Securities LLC, United Realty Trust Incorporated and UMB Bank, N.A.
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
XBRL (eXtensible Business Reporting Language). The following materials from the United Realty Trust Incorporated Quarterly Report on Form 10-Q for the three months ended September 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flow and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

* Filed herewith