Form 10-K
period 2013-12-31
United Realty Trust Inc
filed 2014-03-31
CIK 1536256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-178651

UNITED REALTY TRUST INCORPORATED

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization) 60 Broad Street 34th Floor, New York, New York (Address of principal executive offices)	45-3770595 (I.R.S. Employer Identification No.) 10004 (Zip Code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is no established public market for the registrant’s shares of common stock. The registrant is currently conducting an ongoing initial public offering of its shares of common stock pursuant to its Registration Statement on Form S-11 (File No. 333-178651), $10.45 per share, and inclusive of dealer manager fees and selling commissions, although discounts are available for certain categories of purchasers. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter was $5,164,635.

As of March 28, 2014, the registrant had 788,826 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

UNITED REALTY TRUST INCORPORATED

FORM 10-K

For the Fiscal Year Ended December 31, 2013

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have limited operating history and, as of December 31, 2013, our assets totaled approximately $27.9 million ;

•	the fact that we may not qualify as a REIT exactly in the year of our choosing;

•	our ability to raise capital in our continuous initial public offering (“IPO”);

•	our ability to deploy effectively the proceeds we raise in our offering of shares of common stock, par value $0.01 per share (“Common Shares”);

•	changes in economic conditions generally and the real estate market specifically;

•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts (“REITs”));

•	the availability of credit;

•	interest rates; and

•	changes to generally accepted accounting principles in the United States (“GAAP”).

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

Organization

We were incorporated on November 8, 2011 as a Maryland corporation intending to elect and qualify as a real estate investment trust (“REIT”) for federal income tax purposes. We intend to elect and qualify as a REIT beginning with the taxable year that ended December 31, 2013. As a REIT, we generally will not be subject to corporate-level income taxes. To maintain REIT status, we will be required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders. If we failed to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.

We inadvertently filed a U.S. federal income tax return for the tax year ending December 31, 2011 on Internal Revenue Service (“IRS”), Form 1120-REIT, which was treated as having made our REIT election commencing with that tax year. In 2012, we did not qualify as a REIT. We have filed for relief from the IRS so that we will not be treated as having made our REIT election prior to our tax year ending December 31, 2013.  It is solely within the discretion of the IRS to grant the relief sought by us.  If we are unable to obtain the relief we seek from the IRS, we would be unable to make our REIT election prior to the fifth taxable year after the year in which we failed to qualify as a REIT.

On August 15, 2012, we commenced our initial public offering (“IPO”) on a “best efforts” basis of up to 100,000,000 Common Shares (exclusive of 20,000,000 Common Shares available pursuant to our distribution reinvestment program (“DRIP”)), subject to certain volume and other discounts, pursuant to our Registration Statement. We were initially capitalized on November 17, 2011 with $200,000 from the sale of 18,182 Common Shares to United Realty Advisor Holdings LLC, a Delaware limited liability company (our “Sponsor”). On November 25, 2011, our Sponsor acquired 500,000 shares of preferred stock, subsequently exchanged for 500,000 shares of preferred stock classified as Sponsor Preferred Shares (the “Sponsor Preferred Shares”), for an aggregate purchase price of $50,000. As of December 31, 2013, we had 673,727 Common Shares outstanding with an aggregate value of approximately $6.8 million. We are dependent upon the net proceeds from our IPO to conduct our operations.

We were formed for the purpose of investing primarily in a diversified portfolio of income-producing real estate properties and other real estate-related assets.

Substantially all of our business is conducted through United Realty Capital Operating Partnership, L.P., a Delaware limited partnership (the “OP”). We are the general partner of the Operating Partnership and hold both general and limited partnership interests in the Operating Partnership. As we complete the settlement for the purchase orders for shares of our common stock, par value $0.01 per share (“Common Shares”) in our continuous public offering, we will transfer substantially all of the net proceeds of the offering to the Operating Partnership.

We have no paid employees. We are managed by our Advisor and URA Property Management LLC, a Delaware limited liability company wholly owned by the Sponsor, which serves as our property manager (our “Property Manager”) unless services are performed by a third party for specific properties. United Realty Securities, a division of Cabot Lodge Securities, LLC, a Delaware limited liability company that is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), serves as the dealer manager of our IPO. These related parties receive compensation and fees for services related to our IPO and for the investment and management of our assets. These entities will receive fees during our offering, acquisition, operational and liquidation stages.

Investment Objectives

We are The Dual Strategy REIT. We intend to invest primarily in interests in real estate located in the United States, with a primary focus on the eastern United States and in markets that we believe are likely to benefit from favorable demographic changes, or that we believe are poised for strong economic growth. We may invest in interests in a wide variety of commercial property types, including office, industrial, retail and hospitality properties, single-tenant properties, multifamily properties, age-restricted residences and in other real estate-related assets. We expect to build a high-quality portfolio intended to generate current income and to provide capital preservation, capital appreciation and portfolio diversification. Our properties may be existing income-producing properties, newly constructed properties or properties under development or under construction. We also may seek to acquire assets from sellers who are distressed or who face time-sensitive selling deadlines, or from owners or institutions who have acquired assets through foreclosure. We may acquire assets directly or through joint ventures, by making an equity investment in a project, or by making a mezzanine or bridge loan with a right to acquire equity in the project. We also may buy debt secured by an asset with a view toward acquiring the asset through foreclosure. We also may originate or invest in mortgages, bridge or mezzanine loans and tenant-in-common interests, or entities that make investments similar to the foregoing. Further, we may invest in real estate-related securities, including securities issued by other real estate companies.

We expect to invest approximately 80% of our funds in direct real estate investments and other equity interests, and approximately 20% of our funds in debt interests, which may include bridge or mezzanine loans. We expect this breakdown to remain approximately the same even if we only raise the minimum offering amount or an amount substantially less than our maximum offering amount.

Our Dual Strategy

In order to meet our investment objectives we deploy a dual strategy in building our portfolio. The first strategy focuses on acquiring existing stabilized cash-flowing assets to support stable, consistent dividend distributions to our stockholders. The second strategy focuses on acquiring opportunistic assets which we can reposition, redevelop or remarket to create value enhancement and capital appreciation.

By pursuing both strategies simultaneously we believe we can most effectively achieve our desired investment objectives. In executing on our investment objectives we will consider the state of the current real estate and capital markets in the United States in conjunction with our views of likely future developments which will impact both the real estate and capital markets in the United States.

Prior to acquiring an asset, our Advisor performs an analysis of the asset to determine whether it meets our investment criteria, including the probability of sale at an optimum price within our targeted holding period. Our Advisor uses the information derived from the analysis in determining whether the asset is an appropriate investment for us. We intend to employ our dual investment strategies, with a view towards generating current cash flow as well as realizing growth in the value of our assets and hedging against inflation. We intend that our overall strategy will involve one or more of the following attributes:

•	Diversified Portfolio — Once we have invested substantially all the proceeds of our IPO, we expect that we will have acquired a well diversified portfolio based on property type, geography, investment strategy, tenant mix, lease expirations and other factors;

•	Growth Markets or Growth Opportunities — We expect that our properties either will be located in established or growing markets based on trends in population growth, employment, household income, employment diversification and other key demographic factors, or will be opportunities for value enhancement based on the need for recapitalization, repositioning or redevelopment; and

•	Discount To Replacement Cost — In the current acquisition environment, we expect to acquire properties at values based on current rents and at a substantial discount to replacement cost.

We intend to focus on maximizing stockholder value. Some of the key elements of our financial strategy include:

•	Seasoned Management — We will acquire and manage the portfolio through our Advisor and its affiliates, including our Sponsor’s seasoned team of nine professional managers who, although they have limited experience managing a public REIT, have over 150 years of combined operating history and extensive knowledge and expertise in commercial real estate;

•	Property Focus — We will utilize a property-specific focus that combines intensive leasing plans with cost containment measures, with the expectation that it will deliver a solid and stable income stream;

•	Stable Distributions — We intend to make monthly distributions. While we will seek to make distributions from operating revenues, we have made and continue to make distributions at least partially from sources such as the proceeds of our IPO or borrowings. Distributions from such sources would reduce the funds available for investment in properties and would reduce the amount of distributions we could make in the future. For more information, see “Risk Factors — Risks Related to an Investment in United Realty Trust Incorporated”;

•	Prudent Leverage — We will target a prudent leverage strategy with an approximately 65% loan-to-value ratio on our portfolio (calculated once we have invested substantially all the offering proceeds). For purposes of calculating our 65% target leverage, we will determine the loan-to-value ratio on our portfolio based on the greater of the aggregate cost and the fair market value of our investments and other assets. Our charter allows us to incur leverage up to 300% of our total “net assets” (as defined in Section I.B of the Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted by the membership of the North American Securities Administrators Association on May 7, 2007 (the “NASAA REIT Guidelines”)) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. We may only exceed this 300% limit with the approval of a majority of our independent directors;

•	Upside Potential — We expect our portfolio to have upside potential from a combination of lease-up, rent growth, cost containment and increased cash flow; and

•	Exit Strategy — We expect to sell our assets, sell or merge our company or list our company, within six to nine years after the end of our IPO, although we cannot guarantee an exit within this time frame.

Our primary investment objectives are:

•	to provide stockholders with stable cash distributions;

•	to preserve and protect stockholders’ capital contributions;

•	to provide stockholders with portfolio diversification;

•	to realize growth in the value of our assets upon the sale of such assets; and

•	to provide stockholders with the potential for future liquidity through the sale of our assets, a sale or merger of our company or a listing of our Common Shares on a national securities exchange.

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

Other Real Estate and Real Estate-Related Loans and Securities

Although not our primary focus, we may, from time to time, make investments in other real estate properties and real estate-related loans and securities. We do not expect these types of assets to exceed 20% of the proceeds of our IPO, assuming we sell the maximum offering amount. If we raise substantially less than our maximum offering amount and we acquire a real estate-related asset early in our offering stage, our investments in real estate-related loans and securities could constitute a greater percentage of our portfolio, although we do not expect those assets to represent a substantial portion of our assets at any one time. With respect to our investments in real estate-related assets, including mortgages, mezzanine, bridge and other loans, debt and derivative securities related to real estate and any non-controlling equity investments in other public REITs or real estate companies, we will focus primarily on investments in first mortgages secured by commercial properties. We do not intend that our investments in securities will require us or any of our subsidiaries to register as an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

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

Tax Status

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2013. However, we inadvertently filed a U.S. federal income tax return for the tax year ending December 31, 2011 on IRS Form 1120-REIT, which was treated as having made our REIT election commencing with that tax year. In 2012, we did not qualify as a REIT. We have filed for relief from the IRS so that we will not be treated as having made our REIT election prior to our tax year ending December 31, 2013.  It is solely within the discretion of the IRS to grant the relief sought by us.  If we are unable to obtain the relief we seek from the IRS, we would be unable to make our REIT election prior to the fifth taxable year after the year in which we failed to qualify as a REIT.

We believe that, commencing with our taxable year ended December 31, 2013 we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

Competition

The commercial real estate market is highly competitive. We compete with other owners and operators of commercial real estate. The continued development of commercial properties has intensified the competition among owners and operators of these types of real estate in many market areas in which we operate or intend to operate. We compete based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels and rental rates and on the operating expenses of certain of our properties.

In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties to acquire and to locate tenants and purchasers for our properties. These competitors include other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are also other REITs with asset acquisition objectives similar to ours, and others may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities may seek financing through similar channels. Therefore, we may compete for institutional investors in a market where funds for real estate investment may decrease.

Competition from these and other third-party real estate investors may limit the number of suitable investment opportunities available to us. It also may result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms.

Regulations

Our investments are and may in the future be subject to various federal, state and local laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We believe that we will be able to obtain all permits and approvals necessary under current law to operate our investments.

Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. We believe that compliance with environmental laws will not have a material adverse effect on our financial condition or results of operations. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties that we now own or that we may acquire in the future. We hire third parties to conduct Phase I environmental reviews of real property before we purchase it.

Employees

We have no direct employees. The employees of our Advisor and other affiliates perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage and investor relations services.

We depend on these affiliates for services that are essential to us, including the sale of Common Shares, asset acquisition decisions, property management and other general administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.

Financial Information About Industry Segments

Our business consists of owning, managing, operating, leasing, acquiring, investing in and disposing of real estate assets. All our consolidated revenues are from our consolidated real estate properties. We internally evaluate operating performance on an individual property level and view all of our real estate assets as one industry segment, and, accordingly, all of our properties are aggregated into one reportable segment. Please see Part IV, Item 15 — Exhibits and Financial Statement Schedules, included elsewhere in this Annual Report for more detailed financial information.

Available Information

We electronically file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and proxy statements with the SEC. We also filed with the SEC our Registration Statement in connection with our IPO. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us at www.unitedrealtytrust.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Annual Report.

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

Repurchase of Common Shares through our share repurchase program may be the only way to dispose of your Common Shares, but there are a number of limitations placed on such repurchases. Prior to the NAV pricing start date, stockholders may have their Common Shares repurchased (a) in the case of hardship, at the total offering price paid, or (b) in the sole discretion of our Advisor, at a price equal to 92% of the total offering price paid, but in neither event at a price greater than the offering price per Common Share under our DRIP. Following the NAV pricing start date, the Common Shares may be repurchased at a price equal to 95% of the NAV per Common Share as of the repurchase date (although while the primary offering is ongoing, in no event will the repurchase price following the NAV pricing start date exceed the then-current offering price under the primary offering), not the original total offering price. As used in this Annual Report, (a) “NAV” means net asset value, (b) “NAV pricing start date” means the earliest to occur of: (i) our investing in assets with an aggregate cost, including our pro rata share (direct or indirect) of debt attributable to such assets, in excess of $1 billion; (ii) our raising net offering proceeds of in excess of $650 million in our primary offering; and (iii) January 15, 2015 and (c) “hardship,” with respect to a stockholder, means: (i) the death of the stockholder; (ii) the bankruptcy of the stockholder; (iii) a mandatory distribution under the stockholder’s IRA; or (iv) another involuntary exigent circumstance, as approved by our board.

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

Our board of directors may amend the terms of our share repurchase program without stockholder approval. Our board of directors also is free to suspend or terminate the program or to reject any request for repurchase. In addition, our share repurchase program includes numerous restrictions that would limit your ability to sell your Common Shares. Our ability to fulfill repurchase requests is subject to a number of limitations. Most importantly, most of our assets consist of real estate properties which cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. In addition, following the NAV pricing start date, we will limit Common Shares repurchased during a calendar quarter to 5% of our NAV as of the last day of the previous calendar quarter, or approximately 20% of our NAV in any 12-month period. Please note that the NAV pricing start date could occur as late as January 15, 2015. Furthermore, our board of directors may limit, modify or suspend our share repurchase program, and our Advisor may limit the amount of repurchases on a quarterly basis. Repurchase of Common Shares through our share repurchase program may be the only way to dispose of your Common Shares, but there are a number of limitations placed on such repurchases. Prior to the NAV pricing start date, stockholders may have their Common Shares repurchased (a) in the case of hardship, at the total offering price paid, and (b) otherwise, in the discretion of our board of directors, at 92% of the total offering price paid, but in neither event at a price greater than the offering price per Common Share under our DRIP. Following the NAV pricing start date, the Common Shares may be repurchased at a price equal to 95% of the NAV per Common Share as of the repurchase date; provided, however, that while the primary offering is ongoing, in no event will the repurchase price following the NAV pricing start date exceed the then-current offering price under the primary offering. See the section of our prospectus titled “Share Repurchase Program.”

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

The principal of our Sponsor has been involved in investments that have faced adverse business developments.

Jacob Frydman, our chief executive officer and secretary, the chairman of our board of directors, and the principal of our Sponsor, has been involved in prior programs and investment activities that faced adverse business developments. For more information on these adverse business developments, please see the section of our prospectus titled “Prior Performance Summary —Recent Adverse Business Developments.” These adverse developments may negatively affect a potential investor’s assessment of our ability to meet our investment objectives, which in turn may hinder our ability to raise substantial funds in our IPO. If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make, which may negatively affect the value of your investment.

We and our Advisor have a limited operating history, we have no established financing sources, our Sponsor has limited experience operating a public REIT, and the performance of the prior real estate investment programs of the principal of our Sponsor may not be indicative of our future results.

We and our Advisor have a limited operating history. You should not rely upon the past performance of other real estate investment programs sponsored by the principal of our Sponsor, to predict our future results. We were incorporated on November 8, 2011 and, as of the date of this Annual Report, have made only three investments in real estate or real estate-related assets. Accordingly, the prior performance of real estate investment programs sponsored by the principal of our Sponsor may not be indicative of our future results.

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

Our Sponsor has limited experience in managing a public REIT.

Our Sponsor was formed on July 1, 2011 and has a limited operating history. Further, our Sponsor has limited experience operating a public REIT in compliance with the numerous technical restrictions and limitations set forth in the Code applicable to REITs or in compliance with the restrictions required to maintain an exemption from the Investment Company Act. Our Sponsor’s limited experience in managing an investment portfolio under regulatory constraints applicable to public REITs may hinder our ability to achieve our investment objectives. In addition, our Sponsor’s limited experience in managing a public REIT makes it more likely that we will experience challenges that could hinder our operations or otherwise adversely affect our status as a REIT and our ability to maintain our exemption from registration under the Investment Company Act.

Our dealer manager, United Realty Securities, has a limited operating history and our ability to implement our investment strategy is dependent, in part, upon the ability of United Realty Securities to successfully conduct our IPO, which makes an investment in us more speculative.

We have retained United Realty Securities, an affiliate of our Advisor, to serve as the dealer manager of our IPO. United Realty Securities has a limited operating history, and our IPO is the first public offering it has conducted. The success of our IPO, and our ability to implement our business strategy, is dependent upon the ability of United Realty Securities to build and maintain a network of broker-dealers to sell our Common Shares to their clients. These broker-dealers also may be engaged by other REITs and they may choose to emphasize the sale of those REITs’ shares over the sale of our Common Shares. If United Realty Securities is not successful in establishing, operating and managing this network of broker-dealers, our ability to raise proceeds in our IPO will be limited and we may not have adequate capital to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, our stockholders could lose all or a part of their investment.

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

Additionally, as a public company, we are subject to the ongoing reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Pursuant to the Exchange Act, we may be required to file with the SEC financial statements of properties we acquire or, in certain cases, financial statements of the tenants of the acquired properties. To the extent any required financial statements are not available or cannot be obtained, we may not be able to acquire the property. As a result, we may not be able to acquire certain properties that otherwise would be a suitable investment. We could suffer delays in our property acquisitions due to these reporting requirements.

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

Our cash flows used in operations of ($3,210,347) for the 12 months ended December 31, 2013 was a shortfall of $3,543,683 to our distributions paid of $333,336 (inclusive of $199,093 of Common Shares issued under our DRIP) during such period. Such shortfall was paid from proceeds from the issuance of Common Shares, including under our DRIP.

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

Our Advisor and its affiliates provide services for us in connection with, among other things, the offer and sale of our Common Shares, the selection and acquisition of our investments, the management and leasing of our properties, the servicing of our mortgage, bridge, mezzanine or other loans and the disposition of our assets. We pay them substantial upfront fees for some of these services, which reduces the amount of cash available for investment in real estate or distribution to you. Largely as a result of these substantial fees, we expect that approximately 86.64% of the total offering price received from investors will be available for investment in real estate or distribution, depending primarily upon the number of Common Shares we sell.

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

Investors who invest in us at the beginning of our IPO may realize a lower rate of return than later investors, both because earlier investors may receive a relatively larger proportion of distributions from sources other than operating cash flow, and because of dilution if, assuming our NAV per Common Share has increased beyond the offering price per Common Share, later investors continue to buy Common Shares at $10.45 per Common Share.

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

Additionally, even after the NAV pricing start date, if our primary offering is still ongoing, we will continue to offer Common Shares in our IPO at $10.45 per Common Share. If, following the NAV pricing start date, our NAV per Common Share increases to a level higher than $10.45 per Common Share, and new investors continue to buy Common Shares at $10.45 per Common Share, stockholders who invested when the NAV per Common Share (whether or not it was calculated yet) was lower than $10.45 per Common Share may experience immediate dilution, which may be substantial, in the value of their Common Shares.

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

The investment objectives of the prior programs of the principal of our Sponsor, and the investments for his own account were markedly different from our own, so the performance of such prior investments are not indicative of the returns, if any, we may achieve.

Our primary investment objectives are to achieve stable cash distributions, preservation of capital, diversification, growth, and future liquidity, through a dual strategy involving acquisitions of stabilized, cash-flowing properties and of opportunistic properties. The section of our prospectus titled “Prior Performance Summary” and the tables included in Appendices A-1 and A-2 therein, which we have filed with the SEC, disclose the prior performance of affiliates of our Sponsor, but the investment objectives of the programs and other investments disclosed were markedly different from our own. For example, the primary investment objectives of some of Mr. Frydman’s prior investments were capital appreciation with a secondary objective of income, which differ from our investment objectives of stable cash distributions, preservation of capital contributions, portfolio diversification, growth in the value of our assets upon their sale and the potential for future liquidity. Because the investment objectives of such prior programs and other investments diverged so widely from ours, the results of those programs and other investments are not indicative of the returns, if any, we may achieve.

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

Our IPO is being conducted on a “best efforts” basis, meaning that our dealer manage is only required to use its best efforts to sell our Common Shares and has no firm commitment or obligation to purchase any of the Common Shares. As a result, we cannot assure you of the amount of proceeds that will be raised in our IPO. We are dependent on funds from our IPO to make additional investments, resulting in greater diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we acquire. If we do not raise significant additional funds in our IPO, the more likely it will be that we will not be able to achieve significant diversification and the likelihood of our profitability being affected by the performance of any one of our investments will increase. We are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Your investment in our Common Shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In addition, to the extent we are not able to raise additional funds, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to pay distributions could be adversely affected.

If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.

Our success depends to a significant degree upon the continued contributions of our chairman, certain executive officers and other key personnel of us, United Realty Securities, our Advisor and its affiliates. We do not have employment agreements with our chairman and executive officers, and we cannot guarantee that they will remain affiliated with us. Although our chairman and president and several of our executive officers and other key personnel have entered into employment agreements with our Advisor or affiliates of our Advisor, including URTI GP, LLC, the general partner of our Advisor, these agreements are terminable at will, and we cannot guarantee that such persons will remain affiliated with our Advisor. If any of our key personnel were to cease their affiliation with us, United Realty Securities, our Advisor or its affiliates, our operating results could suffer. We do not intend to maintain key person life insurance on any of our key personnel. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for persons with these skills is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining such skilled personnel. If we lose or are unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered.

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

Our Advisor and its affiliates, including our Property Manager and United Realty Securities, are entitled to substantial fees from us under the terms of the advisory agreement, the property management agreement and the dealer manager agreement. These fees could influence our Advisor’s advice to us as well as the judgment of affiliates of our Advisor performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including the advisory agreement and the property management agreement, the dealer manager agreement with United Realty Securities and any agreements we may have with United Realty Partners, LLC, a Delaware limited liability company controlled and indirectly owned by Mr. Frydman (“URP”);

•	public offerings of equity by us, which will entitle our dealer manager to dealer manager fees and will likely entitle our Advisor to increased acquisition and asset management fees;

•	property sales, which may result in compensation to our Advisor or URP;

•	property acquisitions from third parties, which entitle our Advisor to acquisition fees and asset management fees;

•	whether to lease to a less creditworthy tenant, since our Property Manager will receive a leasing fee regardless of tenant quality, and a default by a tenant under its lease obligations may give our Property Manager an opportunity to earn an additional leasing fee;

•	borrowings to acquire properties, which borrowings may increase the acquisition, asset management and financing coordination fees payable to our Advisor, as well as supplemental transaction-based fees payable to URP;

•	determining the compensation paid to employees for services provided to us, which could be influenced in part by whether our Advisor is reimbursed by us for the related salaries and benefits;

•	whether we seek to internalize our management functions, which internalization could result in our retaining some of our Advisor’s and its affiliates’ key officers and employees for compensation that is greater than that which they currently earn or which could require additional payments to affiliates of our Advisor to purchase the assets and operations of our Advisor and its affiliates;

•	whether and when we seek to list our Common Shares on a national securities exchange, which listing would entitle our Sponsor to the issuance of Common Shares through the conversion of its Sponsor Preferred Shares; and

•	whether and when we seek to sell or transfer substantially all of our assets, stock or business, which sale or transfer may result in the issuance of Common Shares to our Sponsor through the conversion of its Sponsor Preferred Shares.

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

Our Advisor and URP will face conflicts of interest relating to joint ventures, tenant-in-common investments or other co-ownership arrangements that we enter into with affiliates of our Sponsor or Advisor or with other programs sponsored by our Sponsor or its principal, or our Advisor, which could result in a disproportionate benefit to affiliates of our Sponsor or Advisor or to another program.

We may enter into joint ventures, tenant-in-common investments or other co-ownership arrangements with other programs sponsored by affiliates of our Advisor for the acquisition, development or improvement of properties as well as the acquisition of real estate-related investments. The executive officers of our Advisor and URP are also the executive officers of other real estate investment vehicles, and may in the future sponsor or be the executive officers of other REITs and their advisors, the general partners of other United Realty-sponsored partnerships or the advisors or fiduciaries of other United Realty-sponsored programs. These executive officers will face conflicts of interest in determining which United Realty-sponsored program should enter into any particular joint venture, tenant-in-common or co-ownership arrangement. These persons also may have a conflict in structuring the terms of the relationship between our interests and the interests of the United Realty-sponsored co-venturer, co-tenant or partner as well as conflicts of interest in managing the joint venture. Further, the fiduciary obligations that our Advisor or our board of directors may owe to a co-venturer, co-tenant or partner affiliated with our Sponsor or Advisor may make it more difficult for us to enforce our rights. If we enter into a joint venture, tenant-in-common investment or other co-ownership arrangement with another program (whether sponsored by us or by the principal of our Sponsor or his affiliates) or joint venture, our advisor and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular real estate property, exercise buy/sell rights or make other major decisions, and you may face certain additional risks. For example, if we become listed for trading on a national securities exchange, and any of the other programs sponsored by us or our Sponsor’s principal or his affiliates are not traded on any exchange, we may develop more divergent goals and objectives from such joint venturer with respect to the sale of properties in the future. In addition, if we enter into a joint venture with another program sponsored by us or the principal of our Sponsor or his affiliates that has a term shorter than ours, the joint venture may be required to sell its properties at the time of the other program’s liquidation. We may not desire to sell the properties at such time. Even if the terms of any joint venture agreement between us and another program sponsored by us or the principal of our Sponsor or his affiliates grant us a right of first refusal to buy such properties, we may not have sufficient funds to exercise our right of first refusal under these circumstances.

Because Mr. Frydman and his affiliates control us and would control any other United Realty-sponsored programs, agreements and transactions among the parties with respect to any joint venture, tenant-in-common investment or other co-ownership arrangement between or among such parties will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. Under these joint ventures, neither co-venturer may have the power to control the venture, and under certain circumstances, an impasse could be reached regarding matters pertaining to the co-ownership arrangement, which might have a negative influence on the joint venture and decrease potential returns to you. If a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buyout at that time. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a co-venturer subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. Furthermore, we may not be able to sell our interest in a joint venture if we desire to exit the venture for any reason or if our interest is likewise subject to a right of first refusal of our co-venturer or partner, our ability to sell such interest may be adversely impacted by such right.

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

Certain of our executive officers are also officers of our Advisor, URP, United Realty Securities, our Property Manager and other entities affiliated with our Advisor, which may include the advisors and fiduciaries to other United Realty-sponsored programs. As a result, these individuals owe fiduciary duties to these other entities and their investors, which may conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of new investments and management time and services between us and the other entities, (b) the timing and terms of the investment in or sale of an asset, (c) development of our properties by affiliates of our Advisor, (d) investments with affiliates of our Advisor, (e) compensation to our Advisor and its affiliates, and (f) our relationships with United Realty Securities, URP and our Property Manager. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to you and to maintain or increase the value of our assets.

Because we rely on affiliates of United Realty for the provision of advisory and property management and dealer manager services, if United Realty is unable to meet its obligations, we may be required to find alternative providers of these services, which could result in a significant and costly disruption of our business.

United Realty, through one or more of its subsidiaries, owns and controls our Advisor, URP and our Property Manager. The operations of our Advisor, URP, United Realty Securities and our Property Manager rely substantially on United Realty. United Realty is dependent on its principal, who in turn depends on fee income from his sponsored real estate programs. The current real estate market disruptions could adversely affect the amount of such fee income. If the principal of our Sponsor becomes unable to meet his obligations as they become due, he might liquidate United Realty, and we might be required to find alternative service providers, which could result in a significant disruption of our business and would likely adversely affect the value of your investment in us.

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

Our charter provides that any tender offer made by a stockholder, including any “mini-tender” offer, must comply with most provisions of Regulation 14D of the Exchange Act. The offering stockholder must provide our company notice of such tender offer at least ten business days before initiating the tender offer. If the offering stockholder does not comply with these requirements, the non-complying stockholder shall be responsible for all our company’s expenses in connection with that stockholder’s noncompliance. This provision of our charter may discourage a stockholder from initiating a tender offer for our Common Shares and prevent you from receiving a premium price for your Common Shares in such a transaction.

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

Depending upon then-prevailing market conditions, it is our intention to consider beginning the process of liquidating our assets and distributing the net proceeds to our stockholders within six to nine years after the termination of our IPO, although we cannot guarantee an exit within this time frame. If we do not begin the process of achieving a liquidity event by the eighth anniversary of the termination of our IPO, our charter requires either (a) an amendment to our charter to extend the deadline to begin the process of achieving a liquidity event, or (b) the holding of a stockholders meeting to vote on a proposal for an orderly liquidation of our portfolio.

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

Our dealer manager, United Realty Securities, is an affiliate of our sponsor. Because United Realty Securities is an affiliate of our sponsor, its due diligence review and investigation of us and the prospectus cannot be considered to be an independent review. Therefore, you do not have the benefit of an independent review and investigation of this offering of the type normally performed by an unaffiliated, independent underwriter in a public securities offering.

Your interest will be diluted if we issue additional securities.

Stockholders do not have preemptive rights to any shares issued by us in the future. Our charter authorizes us to issue 250,000,000 shares of capital stock, of which 200,000,000 shares are classified as Common Shares and 50,000,000 shares are classified as preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the number of authorized shares of capital stock, or the number of authorized shares of any class or series of stock designated, and may classify or reclassify any unissued shares into one or more classes or series without the necessity of obtaining stockholder approval. Shares will be issued at the discretion of our board of directors. Stockholders will likely experience dilution of their equity investment in us if we: (a) sell Common Shares in our IPO or sell additional Common Shares in the future, including those issued pursuant to our DRIP; (b) sell securities that are convertible into Common Shares; (c) issue Common Shares upon the conversion by our Sponsor of its Sponsor Preferred Shares; (d) issue Common Shares upon the exercise of any options under our stock incentive plan; (e) issue Common Shares to our Advisor, its affiliates, successors or assigns, or our Property Manager, in payment of an outstanding fee obligation as set forth under our advisory agreement or other agreements; or (f) issue Common Shares to sellers of properties acquired by us in connection with an exchange of limited partnership interests of the OP. In addition, the operating partnership agreement for the OP contains provisions that allow, under certain circumstances, other entities, including other United Realty-sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of the OP. Because the limited partnership interests in the OP may be exchanged for Common Shares, any merger, exchange or conversion of the OP and another entity ultimately could result in the issuance of a substantial number of Common Shares, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons described in this “Risk Factors” section, you should not expect to be able to own a significant percentage of our Common Shares.

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

We disclose modified funds from operations (“MFFO”), a non-GAAP financial measure, in communications with investors, including documents filed with the SEC; however, MFFO is not equivalent to our net income or loss as determined under GAAP, and you should consider GAAP measures to be more relevant to our operating performance.

We use internally, and disclose to investors, MFFO, a non-GAAP financial measure. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations and Modified Funds From Operations.” MFFO is not equivalent to our net income or loss as determined under GAAP, and investors should consider GAAP measures to be more relevant to our operating performance. MFFO differs from GAAP net income by excluding gains or losses from sales of property and asset impairment write-downs, adding back depreciation and amortization, adjusting for unconsolidated partnerships and joint ventures, and further excluding acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests.

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

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions. For instance:

•	If one or more tenants defaults or terminates its lease, there could be a decrease or cessation of rental payments, which would mean less cash available for distributions.

•	Any failure by a borrower under our mortgage, bridge or mezzanine loans to repay the loans or interest on the loans will reduce our income and distributions to stockholders.

•	Cash available for distributions may be reduced if we are required to spend money to correct defects or to make improvements to properties.

•	Cash available to make distributions may decrease if the assets we acquire have lower yields than expected.

•	There may be a delay between the sale of the Common Shares and our purchase of real properties. During that time, we may invest in lower-yielding short-term instruments, which could result in a lower yield on your investment.

•	If we lend money to others, such funds may not be repaid in accordance with the loan terms or at all, which could reduce cash available for distributions.

•	U.S. federal income tax law requires that a REIT distribute annually to its stockholders at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to dividends paid and excluding net capital gain, to maintain REIT status, and 100% of REIT taxable income and net capital gain to avoid U.S. federal income tax. This limits the earnings that we may retain for corporate growth, such as property acquisition, development or expansion and makes us more dependent upon additional debt or equity financing than corporations that are not REITs. If we borrow more funds in the future, more of our operating cash will be needed to make debt payments and cash available for distributions may therefore decrease.

•	In connection with future property acquisitions, we may issue additional Common Shares, interests in the OP or interests in other entities that own our properties. We cannot predict the number of Common Shares, units or interests that we may issue, or the effect that these additional Common Shares might have on cash available for distributions to you. If we issue additional Common Shares, they could reduce the cash available for distributions to you.

•	In connection with future property acquisitions which are under development, construction or repositioning, we may experience budget overruns; delays in completion; failure of a contractor or sub-contractor, construction risks including damage, vandalism or accidents; a change in market conditions before such project is ready to be placed in use; the placement of liens on our properties as a result of construction disputes, and numerous additional development, construction and repositioning risks, any of which could require expenditure of more cash than anticipated, increase our borrowings and costs of such borrowings, delay the commencement of cash flow or reduce cash available for distribution.

•	We make distributions to our stockholders to comply with the distribution requirements of the Code and to eliminate, or at least minimize, exposure to federal income taxes and the nondeductible REIT excise tax. Differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, could require us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

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

U.S. and international markets recently experienced increased levels of volatility due to a combination of many factors, including depressed home prices, limited access to credit markets, higher fuel prices, less consumer spending and fears of a national and global recession. The effects of the recent market dislocation may persist as financial institutions continue to take the necessary steps to restructure their business and capital structures. As a result, the recent economic downturn has reduced demand for space and removed support for rents and property values. Since we cannot predict when the real estate markets may recover, the value of our properties may decline if recent market conditions reemerge.

In August 2011, Standard & Poor’s Ratings Services (’S&P’) downgraded the U.S. government’s AAA sovereign credit rating to AA+ with a negative outlook and downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Moody’s Investors Service, Inc. (‘Moody’s’) changed its outlook on the U.S. government to negative on August 2, 2011 and Fitch Inc (‘Fitch”) changed its outlook to negative on November 28, 2011. On June 10, 2013, S&P changed its outlook from negative to stable. However, it has not raised its credit rating from AA+ and cautioned that policy makers could place downwards pressure on the rating if they relax fiscal policy without addressing longer-term fiscal challenges. On June 28, 2013, Fitch affirmed the U.S. government credit rating at AAA but kept its outlook at negative, stating still-elevated debt levels leave the country vulnerable to shocks without deficit reduction. On July 19, 2013, Moody’s raised its outlook on the U.S. government to stable and restored its top rating of Aaa. There continues to be a perceived risk of future sovereign credit ratings downgrade of the U.S. government, including the ratings of U.S. Treasury securities. A further downgrade of U.S. sovereign credit ratings could correspondingly impact the credit ratings of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. government, such as debt issued by Fannie Mae and Freddie Mac.

In addition, certain European nations continue to experience varying degrees of financial stress, and yields on government-issued bonds in Cyprus, Greece, Ireland, Italy, Portugal and Spain have risen and remain volatile. EU leaders have not reached an agreement on a comprehensive solution to the credit crisis, and worries about sovereign finances persist. Concerns also exist regarding the ability of countries that already have received financial assistance to avoid default, even after having received such assistance.

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

In calculating our daily NAV for purposes of our DRIP and our share repurchase program, our Advisor will include valuations of individual properties and the metrics which will be used to calculate our daily NAV that were obtained from our independent valuer. We will not independently verify the appraised value of our properties or the metrics used to arrive at those valuations. As a result, the appraised value of a particular property may be greater or less than its potential realizable value, which would cause our estimated NAV to be greater or less than the potential realizable NAV.

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

We may invest some of or all the proceeds available for investment in the acquisition, development or redevelopment of properties upon which we will develop and construct improvements. We could incur substantial capital obligations in connection with these types of investments. We will be subject to risks relating to uncertainties associated with rezoning for development and environmental concerns of governmental entities or community groups and our builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. The builder’s failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance. Performance also may be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction also could give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to such builders prior to completion of construction. These and other such factors can result in increased costs of a project or loss of our investment. Substantial capital obligations could delay our ability to make distributions. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

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

We may from time to time commence development activity or make acquisitions outside of our existing market areas or the property classes of our primary focus if appropriate opportunities arise. The experience of the principal of our Sponsor in our existing markets in developing, owning and operating certain classes of property does not ensure that we will be able to operate successfully in new markets, should we choose to enter them, or that we will be successful in new property classes. We may be exposed to a variety of risks if we choose to enter new markets, including an inability to evaluate accurately local market conditions, to obtain land for development or to identify appropriate acquisition opportunities, or to hire and retain key personnel, and a lack of familiarity with local governmental and permitting procedures. In addition, we may abandon opportunities to enter new markets or acquire new classes of property that we have begun to explore for any reason and may, as a result, fail to recover expenses already incurred.

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

Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on its balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. The Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board (the “IASB”) conducted a joint project to re-evaluate lease accounting. In August 2010, the FASB and the IASB jointly released exposure drafts of a proposed accounting model that would significantly change lease accounting. The exposure drafts have gone through several rounds of public comment and are not yet final. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how the real estate leasing business is conducted. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could cause a delay in investing our offering proceeds and make it more difficult for us to enter into leases on terms we find favorable.

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

Risks Associated with Debt Financing

We have incurred mortgage indebtedness, which, along with any other borrowings we may incur the future, may increase our business risks.

We have acquired and will continue to anticipate that we will acquire real properties and other real estate-related investments by borrowing funds or assuming existing indebtedness. In addition, we may incur or increase our mortgage debt by obtaining loans secured by some of or all our real properties to obtain funds to acquire additional properties and other investments and for payment of distributions to stockholders. We also may borrow funds for payment of distributions to stockholders, in particular if necessary to satisfy the requirement that we distribute annually to stockholders at least 90% of our REIT taxable income, or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT and minimize U.S. federal income and excise tax.

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

If there is a shortfall in cash flow available to service our mortgage debt, then the amount available for distributions to stockholders may be affected. In addition, incurring mortgage debt increases the risk of loss because (a) loss in investment value is generally borne entirely by the borrower until such time as the investment value declines below the principal balance of the associated debt, and (b) defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the foreclosure. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default. If any of our properties is foreclosed upon due to a default, our ability to make distributions to our stockholders will be adversely affected. In addition, because our goal (which may not be achieved) is to be in a position to liquidate our assets within six to nine years after the termination of our IPO, our approach to investing in properties utilizing leverage in order to accomplish our investment objectives over this period of time may present more risks to investors than comparable real estate programs that have a longer intended duration and that do not utilize borrowing to the same degree.

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

We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ending December 31, 2013 and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we inadvertently filed a U.S. federal income tax return for the tax year ending December 31, 2011 on IRS Form 1120-REIT, which was treated as having made our REIT election commencing with that tax year. In 2012, we failed to qualify as a REIT. We have filed for relief from the IRS so that we will not be treated as having made our REIT election for our tax year ended December 31, 2011. It is solely within the discretion of the IRS to grant the relief sought by us. Subsequent to making our REIT election, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all the requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to qualify as a REIT for any taxable year, (including as a result of the IRS not granting our request for relief in connection with the REIT election we inadvertently made for the tax year ending December 31, 2011) and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

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

Our investments in certain debt instruments may cause us to recognize taxable income in excess of GAAP net income for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments, and certain modifications of such debt by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.

Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount, or OID, or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.

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

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more TRS. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ended December 31, 2013. However, we inadvertently filed a U.S. federal income tax return for the tax year ending December 31, 2011 on IRS Form 1120-REIT, which was treated as having made our REIT election commencing with that tax year. In 2012, we failed to qualify as a REIT. We have filed for relief from the IRS so that we will not be treated as having made our REIT election for our tax year ended December 31, 2011. It is solely within the discretion of the IRS to grant the relief sought by us. If we are unable to obtain the relief we seek from the IRS, we would be unable to make our REIT election prior to the fifth taxable year after the year in which we failed to qualify as a REIT. We also may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the value of our Common Shares.

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

With respect to the annual valuation requirements described above, we expect to provide an estimated value for our Common Shares annually. Until the NAV pricing start date, we expect to use the offering price of a Common Share in our IPO as the per share estimated value. Following the NAV pricing start date, we will provide a daily NAV per Common share. The estimated value is not likely to reflect the proceeds you would receive upon our liquidation or upon the sale of your Common Shares. Accordingly, we can make no assurances that such estimated value will satisfy the applicable annual valuation requirements under ERISA and the Code. The Department of Labor or the IRS may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our Common Shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.

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

As of December 31, 2013, we owned a 69.2 % interest in a joint venture that owns a residential property located at 2520 Tilden Avenue in Brooklyn, New York (“Tilden House”) and we owned a 14.6% interest in a joint venture that owns a residential property known as 14 Highland Ave. (“14 Highland”), located in Yonkers, New York. In addition, as of December 31, 2013, we owned a 76.7% interest in a joint venture that owns a mortgage note secured by a property located at 58th and 70 Parker Avenue, in Poughkeepsie, NY.

The following table provides information regarding our properties as of December 31, 2013.

Property, State	Year Completed/ Renovated	Year Acquired	Gross Leasable Sq. Feet	Annualized base rent	Number of Tenants	% Leased	Principal Tenants
Tilden House	2004	2013	86,360	2,658,197	1	100.0%	Highland Park Development
14 Highland	1990	2013	13,000	298,664	22	99.0%	Various

The following table sets forth a summary schedule of the annual lease expirations for leases in place across our total portfolio at December 31, 2013.

Year of Expiration	Number of Leases Expiring(1)	Square Footage	Annual Base Rent(2)	Annual Base Rent%
2014	17	10,045	247,349	8%
2015	4	2,364	51,315	2%
2016	—	—
2017	—	—
2018	—	—
Thereafter	2	86,915	$2,658,197	90%
Total	23	99,324	2,956,861	100%

(1)	Assumes no tenants exercise renewal options or cancellation options.

(2)	Annual base rent is equal to monthly rent, on an annualized basis, at December 31, 2013. Annual base rent does not include concessions or future rent increases.

Item 3.	Legal Proceedings.

We are not party to any material pending legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

No public market currently exists for our Common Shares, and we currently have no plans to list our Common Shares on a national securities exchange. Until our Common Shares are listed, if ever, our stockholders may not sell their Common Shares unless the buyer meets the applicable suitability and minimum purchase requirements. In addition, our charter prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares or more than 9.8% (in value or number of shares, whichever is more restrictive) of our outstanding Common Shares, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their Common Shares at a time or price acceptable to them. Pursuant to our IPO, we are selling Common Shares at $10.45 per Common Share, and inclusive of dealer manager fees and selling commissions, although discounts are available for certain categories of purchasers.

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to participate in the offering and sale of Common Shares pursuant to our IPO, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to stockholders a per share estimated value of the Common Shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share value to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Common Shares. During our IPO, the value of the Common Shares is deemed to be the offering price of $10.45 per Common Share. There is no public trading market for the Common Shares at this time, and there can be no assurance that stockholders would receive $10.45 per Common Share if such a market did exist and they sold their Common Shares or that they will be able to receive such amount for their Common Shares in the future. Nor does this deemed value reflect the distributions that stockholders would be entitled to receive if our properties were sold and the sales proceeds were distributed upon liquidation of our Company. Such a distribution upon liquidation may be less than $10.45 per Common Share primarily due to the fact that the funds initially available for investment in properties will have been reduced from the gross offering proceeds in order to pay selling commissions and dealer manager fees, organization and offering expenses, and acquisition and asset management fees.

Holders

As of March 28, 2014, we had 788,826 Common Shares outstanding held by a total of 181 stockholders.

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

The following table sets forth the dividends declared per share of the Company’s common stock and the tax status for U.S. federal income tax purposes of such dividends declared during the year ended December 31, 2013:

Payable Date	Total Dividend per Share	Return of Capital per Share
2/15/2013	$0.065	$0.065
3/15/2013	$0.059	$0.059
4/15/2013	$0.065	$0.065
5/15/2013	$0.063	$0.063
6/15/2013	$0.065	$0.065
7/15/2013	$0.063	$0.063
8/15/2013	$0.065	$0.065
9/16/2013	$0.065	$0.065
10/15/2013	$0.063	$0.063
11/15/2013	$0.065	$0.065
12/15/2013	$0.063	$0.063

The following table shows the sources for the payment of distributions to common stockholders for the periods presented:

	Three months ended
	March 31, 2013		June 30, 2013		September 30, 2013
Distributions:		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions paid in cash	$16,832	53.6%	$52,100	60.2%	$62,096	58.6%
Distributions reinvested	14,577	46.4%	34,435	39.8%	43,811	41.4%
Total distributions	$31,409	100.0%	$86,535	100.0%	$105,907	100.0%
Source of distribution coverage:
Cash flows provided by operations	$—	0.0%	$—	0.0%	$62,096	58.6%
Common Shares issued under the DRIP	14,577	46.4%	34,435	39.8%	43,811	41.4%
Proceeds from issuance of Common Shares	16,832	53.6%	52,100	60.2%	—	0%
Total sources of distributions	$31,409	100.0%	$86,535	100.0%	$105,907	100.0%
Cash flows (used in) provided by operations (GAAP basis)	$(2,328,232)		$(943,008)		$231,416
Net loss attributable to stockholders (in accordance with GAAP)	$(1,969,778)		$(133,989)		$(185,281)

	Three months ended December 31, 2013		Year Ended December 31, 2013
Distributions:		Percentage of Distributions		Percentage of Distributions
Distributions paid in cash	$65,744	60.0%	$196,749	59.0%
Distributions reinvested	43,740	40.0%	136,586	41.0%
Total distributions	$109,484	100.0%	$333,335	100.0%
Source of distribution coverage:
Cash flows provided by operations	$—	0.0%	$62,096	18.6%
Common Shares issued under the DRIP	43,740	40.0%	136,586	41.4%
Proceeds from issuance of Common Shares	65,744	60.0%	134,653	40.0%
Total sources of distributions	$109,484	100.0%	$333,335	100.0%
Cash flows (used in) provided by operations (GAAP basis)	$(170,523)		$(3,210,348)
Net loss attributable to stockholders (in accordance with GAAP)	$(402,888)		$(2,691,937)

Stock Incentive Plan

We have adopted a stock incentive plan, pursuant to which our independent directors, officers and employees (if we ever have employees), employees of our Advisor and other affiliates, certain of our consultants and certain consultants to our Advisor and other affiliates who directly or indirectly provide consulting services to us may be granted equity incentive awards in the form of stock options, stock appreciation rights, restricted stock, performance shares and other stock-based awards. Our compensation committee determines all awards under our stock incentive plan and the vesting schedule for the grants. The aggregate number of Common Shares that may be issued or used for reference purposes or with respect to which awards may be granted under our stock incentive plan will not exceed 5.0% of our outstanding Common Shares on a fully diluted basis at any time and in any event will not exceed 5,000,000 Common Shares (subject to adjustment for stock splits, combinations, reclassifications, reorganizations and certain other specified events pursuant to the stock incentive plan).

We intend to follow a practice of granting equity incentives to participants on an annual basis. We also have made or may make grants (a) on the commencement of employment or engagement, as applicable, of the participant, (b) to key employees of us or our Advisor or its affiliates following a significant change in job responsibilities, or (c) to meet specific retention objectives.

During the year ended December 31, 2013, we granted 18,274 Common Shares under the stock incentive plan of which 8,800 were fully vested on the date of grant and the remainder will vest over 15 months effective April 1, 2013. No grants under the stock incentive plan were made during the year ended December 31, 2012.

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

On August 15, 2012, our Registration Statement covering a public offering of up to 100,000,000 Common Shares under our primary offering and up to 20,000,000 Common Shares under our DRIP was declared effective under the Securities Act. Our IPO commenced on such date and is ongoing.

As of December 31, 2013 we had sold 643,730 Common Shares for gross offering proceeds of approximately $6.7 million and net offering proceeds of $6.1 million. For the years ended December 31, 2013, 2012 and 2011, we had incurred selling commissions and dealer manager fees and other organization and offering costs in the amounts set forth below. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

The following table reflects the offering costs associated with this issuance of Common Shares:

Type of Expense	Year Ended December 31, 2013	Year Ended December 31, 2012	Period from November 8, 2011 (date of inception) to December 31, 2011
Selling commissions and dealer manager fees	$443,105	$148,807	$—
Other organization and offering costs	49,918	24,651	248,344
Total expenses	$493,023	$173,458	$248,344

Other organization and offering costs include non-recurring legal and due diligence fees related to the initial process of taking our Registration Statement effective. As of December 31, 2013, total expenses exceeded offering proceeds from the sale of Common Shares by approximately $2.6 million, due to the ongoing nature of our offering process and because many expenses were paid before our IPO commenced. We will use the net proceeds from our ongoing IPO to purchase or fund real estate investments, including acquisition fees and closing costs.

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

Other than these initial unregistered sales, during the years ended December 31, 2013 and 2012 and during the period from November 8, 2011 (date of inception) to December 31, 2011, we did not sell equity securities that were not registered under the Securities Act.

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

Our board of directors in its discretion may modify, suspend or terminate our share repurchase program for any reason. As of December 31, 2013, there were approximately 183,588 Common Shares eligible for repurchase which are subject to the limitations noted above. As of December 31, 2013, we had received no repurchase requests.

Item 6.	Selected Financial Data

The following selected financial and operating information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and the Company’s financial statements, including the notes, included elsewhere herein.

	Year Ended December 31, 2013	Year Ended December 31, 2012
Statement of Income Data:
Total Revenues	$2,330,037	$—
Interest Income	43	—
Operating expenses	3,945,115	617,572
Interest expense	(658,940)	—
Net income attributable to noncontrolling interest	(417,962)	—
Net loss attributable to United Realty Trust Incorporated.	(2,691,937)	(617,572)
Weighted average shares outstanding- Basic and Diluted:	487,565	20,186
Loss per share-Basic and Diluted	$(5.52)	$(30.60)
Dividends per common share	$0.77	$—
Balance Sheet Data:
Real estate investments, net	$22,334,510	$—
Cash and cash equivalents	$520,449	$1,246,264
Total assets	$27,942,348	$1,246,264
Total liabilities	$16,991,310	$119,245
Total equity	$10,951,037	$1,127,019

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On December 28, 2012, we received and accepted aggregate subscriptions in excess of the minimum of 200,000 Common Shares, broke escrow and issued Common Shares to our initial investors, who were admitted as stockholders. As of December 31, 2013 we had sold 643,730 Common Shares for gross offering proceeds of approximately $6.7 million and net offering proceeds of $6.1 million.

As of December 31, 2013, we owned a 69.2 % interest in a joint venture that owns a residential property located at 2520 Tilden Avenue in Brooklyn, New York (“Tilden House”) and we owned a 14.6% interest in a joint venture that owns a residential property known as 14 Highland Ave. (“14 Highland”), located in Yonkers, New York. In addition, as of December 31, 2013, we owned a 76.7% interest in a joint venture that owns a mortgage note secured by a property located at 58th and 70 Parker Avenue, in Poughkeepsie, NY.

On May 24, 2013, Allied Beacon Partners, Inc. (“Allied Beacon”), the former dealer manager for the IPO, informed us that as a result of an award against Allied Beacon in an arbitration before the Financial Industry Regulatory Authority, Inc. (“FINRA”) in the amount of approximately $1.6 million, wholly unrelated to us or to Allied Beacon’s role as dealer manager for the IPO, Allied Beacon would not be able to meet its net capital requirement. On May 30, 2013 the IPO was suspended as a result thereof.

We notified FINRA of our intention to engage as dealer manager Cabot Lodge Securities, LLC and on September 12, 2013 FINRA approved Cabot Lodge Securities, LLC as dealer manager. On September 20, 2013, the offering resumed.

Liquidity and Capital Resources

We are dependent upon the net proceeds from our IPO to conduct our proposed operations. We have obtained and will continue to obtain the capital required to purchase properties and other investments and conduct our operations from the proceeds of our IPO and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations.

If we are unable to raise substantial funds in our IPO, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our IPO. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We do not expect to establish a permanent reserve from our offering proceeds for maintenance and repairs of real properties, as we expect the majority of leases for the properties we acquire will provide for tenant reimbursement of operating expenses. However, to the extent that we have insufficient funds for such purposes, we may establish reserves from offering proceeds, out of cash flow from operations or net cash proceeds from the sale of properties. In addition, the terms of our mortgage loans payable require us to deposit certain replacement and other reserves with the lender.

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

To maintain our qualification as a REIT after attaining it, we generally are required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP) determined without regard to the deduction for dividends paid and excluding any net capital gain. We expect that our board of directors will continue to authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. We expect to continue paying distributions monthly unless our results of operations, our general financial condition, general economic conditions or other factors make it imprudent to do so. The timing and amount of distributions will be determined by our board and will be influenced in part by its intention to comply with REIT requirements of the Internal Revenue Code of 1986, as amended (the “Code”). We have not established a minimum distribution level.

Net Cash Flows from:

Operating Activities

Net cash flows used in operating activities amounted to approximately $3.2 million during the year ended December 31, 2013, mostly due to acquisition transaction costs of $1.6 million incurred upon the acquisitions of Tilden House and 14 Highland. In addition, we incurred approximately $1.0 million representing general and administrative costs, which consisted primarily of legal and accounting fees and payroll reimbursements.

Investing Activities

Net cash flows used by investing activities amounted to approximately $16.9 million during the year ended December 31, 2013, resulting from the acquisitions of the managing interests in Tilden House and 14 Highland.

Financing Activities

Net cash flows provided by financing activities amounted to approximately $19.4 million for the year ended December 31, 2013. During the year ended December 31, 2013, we received proceeds of approximately $16.0 million from two new mortgage notes payable to partially fund the acquisitions of the managing interests in Tilden House and 14 Highland. In addition, during the period we received approximately $4.6 million from the sale of our Common Shares.

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

For the year ended December 31, 2013, we incurred a net loss of approximately $2.7 million. The substantial cause of the net loss resulted from acquisition transaction costs of approximately $1.6 million which we incurred upon the acquisitions of Tilden House and 14 Highland. We also incurred approximately $1.0 million, representing general and administrative costs which consisted primarily of legal and accounting fees and payroll reimbursements.

For the year ended December 31, 2012, we incurred a net loss of $.6 million representing mostly, general and administrative costs which consisted primarily of legal and accounting fees and payroll reimbursements.

Our Advisor will advance our organization and offering expenses to the extent we do not have the funds to pay such expenses. Organization and offering expenses advanced by our Advisor became liabilities to us when our primary offering broke escrow on December 28, 2012. We will reimburse our Advisor up to 2% of the total offering price paid by investors (which includes proceeds to us from the sale of Common Shares, plus applicable selling commissions and dealer manager fee) for organization and offering expenses. As of December 31, 2013, our Advisor had incurred approximately $9.4 million of organization and offering expenses of which $128,482 has been billed to and paid by us.

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

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require our most difficult, complex or subjective judgments.   Set forth below is a summary of the accounting policies that we believe are critical to the preparation of the consolidated financial statements.  This summary should be read in conjunction with the more complete discussion of our accounting policies included in Note 1 to the consolidated financial statements of the Company.

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. We expense transaction costs associated with business combinations in the period incurred.

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and improvements), and acquired intangible assets and liabilities (consisting of above-market and below-market leases and acquired in-place leases). Acquired lease intangible assets include above-market leases and acquired in-place leases in the accompanying consolidated balance sheet. The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, which value is then allocated to land, buildings and improvements based on our determination of the relative fair values of these assets. In valuing an acquired property’s intangibles, factors considered by management include an estimate of carrying costs during the expected lease-up periods, and estimates of lost rental revenue during the expected lease-up periods based on its evaluation of current market demand. We also estimate costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs. Leasing commissions, legal and other related costs (“lease origination costs”) are classified as deferred charges in the accompanying consolidated balance sheet.

The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if vacant. Above-market and below-market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that we deemed appropriate at the time of acquisition. Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal periods. The fair values associated with below-market rental renewal options are determined based on our experience and the relevant facts and circumstances that existed at the time of the acquisitions. The value of the above-market and below-market leases associated with the original lease term is amortized to rental income and recorded as either an increase (in the case of below-market leases) or decrease (in the case of above-market leases), over the terms of the respective leases. The values of in-place leases are amortized to expense over the remaining non-cancellable terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time. We may record a bargain purchase gain if we determine that the purchase price for the acquired assets was less than the fair value. We will record a liability in situations where any part of the cash consideration is deferred. The amounts payable in the future are discounted to their present value. The liability is subsequently re-measured to fair value with changes in fair value recognized in the consolidated statements of operations. If, up to one year from the acquisition date, information regarding fair value of assets acquired and liabilities assumed is received and estimates are refined, appropriate property adjustments are made to the purchase price allocation on a retrospective basis.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value. We do not believe that the value of any of our real estate investments was impaired at December 31, 2013.

Segment Reporting

We operate in one industry segment, ownership of real estate properties. We do not distinguish in property operations for purposes of measuring performance. We reassess our conclusion that we have one reportable operating segment at least annually.

Revenue Recognition

We recognize minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and will include amounts expected to be received in later years in deferred rents. We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred. We make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. We do not expect the actual results to differ from the estimated reimbursement.

We make estimates of the collectability of its tenant receivables related to base rents, expense reimbursements and other revenue or income. We will specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on its net income because a higher bad debt reserve results in less net income. The provision for doubtful accounts at December 31, 2013 and December 31, 2012 was approximately $608,000 and $0, respectively.

Interest income from loans receivable will be recognized based on the contractual terms of the debt instrument utilizing the effective interest method. Under the effective interest method, interest income will be recognized at a constant yield based on the increasing or decreasing carrying value of the loans. The total interest income for each period will be the carrying value of the loans at the start of the period multiplied by the effective interest rate.

Depreciation and Amortization

We use the straight-line method for depreciation and amortization. Buildings and building improvements are depreciated over the estimated useful lives which we estimate to be 27 to 30 years. Land improvements are depreciated over the estimated useful life of 15 years. Tenant improvements are amortized over the shorter of the life of the related leases or their useful life. Furniture and fixtures are depreciated over the estimated useful lives that range from 5 to 7 years.

Deferred Charges

Deferred charges consist principally of leasing commissions and acquired lease origination costs (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the term of the related debt obligation and included in interest expense).

Organization and Offering Expenses

Organization and offering expenses include all costs and expenses to be paid by us in connection with the formation of the Company and an offering, including our legal, accounting, printing, mailing and filing fees, charges of the escrow agent, reimbursements to the dealer manager and participating broker-dealers for due diligence expenses set forth in detailed and itemized invoices, amounts to reimburse the Advisor for its portion of the salaries of the employees of its affiliates who provide services to the Advisor, and other costs in connection with administrative oversight of such offering and the marketing process, such as preparing supplemental sales materials, holding educational conferences and attending retail seminars conducted by the dealer manager or participating broker-dealers.

The Advisor will advance us organization and offering expenses to the extent that we do not have the funds to pay such expenses. We will reimburse the Advisor for organization and offering expenses up to 2% of the total offering price paid by investors (including proceeds from sale of Common Shares, plus applicable selling commissions and dealer manager fees paid by purchasers of Common Shares).

Offering costs incurred by us, the Advisor and their affiliates on behalf of the Company have been deferred and will be paid from the proceeds of the continuous public offering and will be treated as a reduction of equity.

Stock-Based Compensation

We have adopted a Stock Incentive Plan (the “Plan”) for our independent directors, officers and employees, employees of the Advisor and other affiliates and consultants.

We account for our stock-based compensation plan based on the FASB guidance which requires the measurement and recognition of compensation expense for all stock-based awards granted.

Distribution Policy

On December 28, 2012, our board of directors declared daily distributions on our Common Shares at a daily rate of $0.00210958904 per Common Share, which equates to an annual rate of $0.77 per Common Share based on a 365-day year. The distributions began to accrue as of daily record dates beginning on January 1, 2013, and are aggregated and paid monthly, on payment dates determined by us, to stockholders who hold Common Shares as of such daily record dates. We expect to continue paying distributions monthly unless our results of operations, our general financial condition, general economic conditions or other factors make it imprudent to do so. The timing and amount of distributions will be determined by our board and will be influenced in part by our intention to comply with REIT requirements of the Code.

We expect only a limited amount of funds from operations available for distribution until we make substantial investments. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need funds from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, our board will authorize and we will declare distributions in anticipation of funds that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we expect to look to proceeds from our IPO or from the issuance of securities in the future, or to third-party borrowings, to fund our distributions. We also may fund such distributions from advances from our Sponsor or from any waiver of fees by our Advisor.

Our board has the authority under our organizational documents, to the extent permitted by Maryland law, to authorize the payment of distributions from any source without limits, including proceeds from our IPO or the proceeds from the issuance of securities in the future, and we have used, and expect to continue to use, the proceeds of our IPO to pay distributions.

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. As disclosed elsewhere in this Annual Report on Form 10-K, we have used, and will continue to use the proceeds raised in our IPO to acquire properties, and we intend to begin the process of achieving a liquidity event (i.e., listing of our Common Shares on a national exchange, a merger or sale of the company or another similar transaction) within six to nine years of the completion of our IPO. Thus, we will not continuously purchase assets and have a targeted exit strategy. Due to the above factors and other unique features of publicly registered, non-listed REITs, the IPA has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is stabilized. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our IPO has been completed and our portfolio has been stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our IPO and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our IPO has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.

We define MFFO, a non-GAAP measure, consistently with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, issued by the IPA in November 2010 (the “Practice Guideline”). The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all our hedging agreements. In as much as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations.

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

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as a limited and defined acquisition period. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

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

The table below provides a reconciliation of net loss in accordance with GAAP to FFO and MFFO for the three months ended December 31, 2013. We determined the reporting of FFO and MFFO for the year ended December 31, 2013 will not be useful since did not own any real estate assets during most of the first quarter of 2013.

For the Three Months Ended December 31, 2013

Net loss for period	$(402,888)
Plus: Real property depreciation	134,636
Amortization of tenant improvements and allowances	31,045
Amortization of deferred leasing costs	215,451
FFO	$(21,756)

Add: Acquisition transaction costs (1)	79,973
Less: Amortization of below-market rent (2)	50,728
MFFO	$108,945

Net cash provided by (used in):
Operating activities	$(170,522)
Investing activities	$(151,816)
Financing activities	$797,391

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be reimbursed by our Advisor if there are no further proceeds from the sale of Common Shares in our IPO, and therefore such fees will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

Contractual Obligations

The following table presents the principal and interest amounts of our long-term debt maturing each year, including amortization of principal based on debt outstanding at December 31, 2013:

	2014	2015	2016	2017	2018	Total
Contractual obligations:
Mortgage Notes Payables	$252,231	$267,043	$280,340	$294,660	$14,761,031	$15,855,304
Mortgage Interest Expense	778,835	764,022	750,726	736,406	261,854	3,291,844
Total	$1,031,066	$1,031,065	$1,031,066	$1,031,066	$15,022,885	$19,147,148

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

We inadvertently filed a U.S. federal income tax return for the tax year ending December 31, 2011 on Internal Revenue Service (“IRS”) Form 1120-REIT, which may be treated as having made our REIT election commencing with that tax year. We have filed for relief with the IRS so that we will not be treated as having made our REIT election prior to the tax year ending December 31, 2013. It is solely within the discretion of the IRS to grant the relief sought. If we are unable to obtain the relief we seek from the IRS, generally we would be unable to make our REIT election until the fifth taxable year after the year in which we failed to qualify as a REIT.

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

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings, bears interest at fixed rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. From time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

As of December 31, 2013, our debt consisted of fixed-rate secured mortgage loans payable, with a carrying value of $15.9 million, which approximated the fair value at December 31, 2013. Changes in market interest rates on our fixed-rate debt impact the fair value of the loans, but have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2013 levels, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $628,350. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $581,721.  These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of December 31, 2013, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

Our chief executive officer and chief accounting officer, together with other members of our management, after conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), concluded that our disclosure controls and procedures were effective as of December 31, 2013 at a reasonable level of assurance.

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

The information required by this Item is incorporated by reference to our annual proxy statement to be filed with the SEC for the fiscal year ended December 31, 2013 (the “Proxy Statement”).

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statement Schedules

See the Index to Consolidated Financial Statements at page F-1 of this report.

(b)	Exhibits

EXHIBIT INDEX

The following documents are filed as part of this annual report:

Exhibit No.	Description
23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31 day of March, 2014.

UNITED REALTY TRUST INCORPORATED

By:	/s/ Jacob Frydman
Jacob Frydman
Chief Executive Officer,
Secretary and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date
	Chief Executive Officer, Secretary and	March 31, 2014
/s/ Jacob Frydman	Chairman of the Board of Directors
Jacob Frydman	(Principal Executive Officer)

/s/ Richard Vitale	President and Director	March 31, 2014
Richard Vitale

/s/ Joseph LoParrino	Chief Accounting Officer (Principal	March 31, 2014
Joseph LoParrino	Financial Officer, Principal Accounting Officer and Treasurer)

/s/ Daniel Z. Aronzon	Independent Director	March 31, 2014
Daniel Z. Aronzon

/s/ Robert S. Levine	Independent Director	March 31, 2014
Robert S. Levine

/s/ David B. Newman	Independent Director	March 31, 2014
David B. Newman

Item 8: Financial Statements and Supplementary Data

United Realty Trust Incorporated

Schedules

III	Real Estate and Accumulated Depreciation – December 31, 2013	F-18
IV	Mortgage Loans on Real Estate – December 31, 2013	F-20

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of United Realty Trust Incorporated

We have audited the accompanying consolidated balance sheets of United Realty Trust Incorporated (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15(a). Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Realty Trust Incorporated at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York

March 31, 2014

UNITED REALTY TRUST INCORPORATED

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Real estate investments:
Land	$4,870,933	$—
Building and improvements	16,426,448	—
	21,297,381	—
Less: accumulated depreciation	462,871	—
	20,834,510	—
Mortgage note receivable	1,500,000	—
Real estate investments, net	22,334,510	—
Cash and cash equivalents	520,449	1,246,264
Restricted cash	609,259	—
Prepaid expenses	227,042	—
Deposit on real estate	100,000	—
Due from affiliates	15,759	—
Tenant and other receivables, net	280,983	—
Other assets	65,343	—
Acquired lease intangible asset, net of accumulated amortization	2,150,515	—
Deferred charges, net of accumulated amortization	1,638,487	—
Total assets	$27,942,347	$1,246,264

LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable	$15,855,304	$—
Acquired lease intangibles liability, net of accumulated amortization	787,554	—
Due to affiliates	—	50,646
Tenant security deposits	21,508	—
Dividends payable	43,679	—
Accounts payable	283,265	68,599
Total Liabilities	16,991,310	119,245

Commitments and contingencies	—	—

Equity:
Preferred stock, $.01 par value 50,000,000 shares authorized; 500,000 shares issued and outstanding	50,000	50,000
Common stock, $.01 par value 200,000,000 shares authorized; 673,727 and 201,085 shares issued and outstanding at December 31, 2013 and 2012, respectively	6,737	2,011
Additional paid-in-capital	6,110,988	1,692,580
Accumulated deficit	(3,685,931)	(617,572)
Total United Realty Trust Incorporated stockholders’ equity	2,481,794	1,127,019
Noncontrolling interests:
Noncontrolling interests in consolidated joint venture	8,435,027	—
Limited partners’ interest in Operating Partnership	34,216	—
Total Noncontrolling interests	8,469,243	—
Total equity	10,951,037	1,127,019
Total liabilities and equity	$27,942,347	$1,246,264

The accompanying notes to consolidated financial statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December
	2013	2012
Revenues
Base rent	$2,088,171	$—
Recoveries from tenants	241,866	—
Total revenue	2,330,037	—

Operating expenses
Property operating	293,202	—
Property taxes	259,064	—
General & administrative expenses	1,050,740	617,572
Depreciation and amortization	767,529	—
Acquisition transaction costs	1,574,580	—
Total operating expenses	3,945,115	617,572

Operating (loss)	(1,615,078)	(617,572)
Non-operating income (expenses)
Interest income	43	—
Interest expense and other finance expenses	(658,940)	—

Net loss	(2,273,975)	(617,572)

Noncontrolling interests:
Net income attributable to noncontrolling interest	(417,962)	—
Net loss attributable to United Realty Trust Incorporated	$(2,691,937)	$(617,572)

Net loss per common share:

Basic and diluted	$(5.52)	$(30.60)
Weighted average number of common shares outstanding
Basic and diluted	487,565	20,186

The accompanying notes to consolidated financial statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2013 AND 2012

						Retained
					Additional	earnings
	Preferred Stock		Common Stock		capital	(Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	paid-in	deficit)	interests	Equity

Balance at January 1, 2012	500,000	$1,656	18,182	$—	$—	$—	$—	$1,656
Proceeds from the sale of common stock	—	48,344	182,903	2,011	1,866,038	—	—	1,916,393
Registration expenditures	—	—	—	—	(173,458)	—	—	(173,458)
Net loss	—	—	—	—	—	(617,572)	—	(617,572)
Balance at December 31, 2012	500,000	50,000	201,085	2,011	1,692,580	(617,572)	—	1,127,019
Proceeds from the sale of common stock	—	—	440,145	4,401	4,572,009	—	—	4,576,410
Contribution of noncontrolling interests	—	—	—	—	—	—	8,435,027	8,435,027
Issuance of limited Partner units in operating partnership	—	—	—	—	—	—	100,000	100,000
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(417,962)	(417,962)
Amortization of restricted stock	—	—	—	—	137,217	—	—	137,217
Shares issued under the stock incentive plan	—	—	18,274	183	—	—	—	183
Registration expenditures	—	—	—	—	(493,024)	—	—	(493,024)
Distributions paid	—	—	—	—	—	(376,422)	—	(376,422)
Issuance of shares under distribution reinvestment program	—	—	14,224	142	136,422	—	—	136,564
Net income (loss)	—	—	—	—	—	(2,691,937)	417,962	(2,273,975)
Reallocation adjustment of limited partners interest	—	—	—	—	65,784	—	(65,784)	—
Balance at December 31, 2013	500,000	$50,000	673,727	$6,737	$6,110,988	$(3,685,931)	$8,469,243	$10,951,037

The accompanying notes to consolidated financial statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,273,975)	$(617,572)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	767,529	—
Amortization of deferred financing costs	75,121	—
Amortization of below-market rent	42,917	—
Amortization of restricted stock	137,400	—
Change in operating assets and liabilities		—
Mortgage escrows	(471,083)	—
Prepaid expenses	(227,042)	—
Security deposits	21,508	—
Tenant and other receivables	(280,983)	—
Due to/from affiliates	(1,216,405)	50,646
Accounts payable	214,666	68,599
Net cash used in operating activities	(3,210,347)	(498,327)
CASH FLOWS FROM INVESTING ACTIVITIES
Construction escrows	(138,176)	—
Deposit on real estate	(100,000)	—
Improvements to properties	(6,950)	—
Investment in real estate	(16,650,000)	—
Net cash flows used in investing activities	(16,895,126)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	4,576,411	1,916,393
Distribution paid to noncontrolling interest	(417,962)	—
Contributions from consolidated Joint Venture	585,027	—
Proceeds from mortgage notes payable	16,000,000	—
Deferred financing and other costs	(529,920)	—
Principal repayments on mortgage	(144,696)	—
Registration expenditures	(493,024)	(173,458)
Distributions paid to common stockholders	(196,178)	—
Net cash provided by financing activities	19,379,658	1,742,935
Net (decrease) increase in cash and cash equivalents	(725,815)	1,244,608
Cash and cash equivalents at beginning of year	1,246,264	1,656
Cash and cash equivalents at end of year	$520,449	$1,246,264

The accompanying notes to consolidated financial statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

1.	Organization

United Realty Trust Incorporated (the ’‘Company’’) was formed on November 8, 2011 as a Maryland corporation and intends to qualify as a real estate investment trust (’‘REIT’’) for U.S. federal income tax purposes. However, the Company inadvertently filed a U.S. federal income tax return for the tax year ending December 31, 2011 on Internal Revenue Service (“IRS”), Form 1120-REIT, which may be treated as having made its REIT election commencing with that tax year. The Company intends to file for relief with the IRS so that it will not be treated as having made its REIT election prior to the tax year ending December 31, 2013. It is solely within the discretion of the IRS to grant the relief sought. If the Company is unable to obtain the relief it seeks from the IRS, generally the Company would be unable to make its REIT election until the fifth taxable year after the year in which it failed to qualify as a REIT. Substantially all of the Company’s business is conducted through United Realty Capital Operating Partnership, L.P. (the ’‘Operating Partnership’’), a Delaware limited partnership formed on November 8, 2011. The Company is the general partner of the Operating Partnership and holds both general and limited partnership interests in the Operating Partnership. As the Company completes the settlement for the purchase orders for shares of the Company’s common stock, par value $0.01 per share (’‘Common Shares’’) in its continuous public offering, it will transfer substantially all of the net proceeds of the offering to the Operating Partnership.

At December 31, 2013, the Company owned a 98.7% economic interest in the Operating Partnership. The limited partners’ interest in the Operating Partnership (1.3% at December 31, 2013) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The approximately 673,727 OP Units and 9,091 LP units outstanding at December 31, 2013 are economically equivalent to the Company’s Common Stock.

The Company was organized to invest in a diversified portfolio of income-producing commercial real estate properties and other real estate-related assets. On November 25, 2011, United Realty Advisor Holdings LLC, a Delaware limited liability Company (the “Sponsor”) purchased 500,000 shares of preferred stock for $50,000.

The Company is offering to the public 100,000,000 Common Shares in its primary offering and 20,000,000 Common Shares pursuant to its distribution reinvestment program (’‘DRIP’’). The Company may reallocate the Common Shares offered between the primary offering and the DRIP. The Company expects to sell the Common Shares offered in the primary offering until August 15, 2015.

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

The Company’s advisor is United Realty Advisors LP (the ’‘Advisor’’), a Delaware limited partnership formed on July 1, 2011. The Advisor conducts the Company’s operations and manages the portfolio of real estate investments. As of December 31, 2013, the Company owned through a joint venture a residential property located at 2520 Tilden Avenue in Brooklyn, New York (“Tilden House”) and owned through a joint venture a residential property known as 14 Highland Ave. (“14 Highland”), located in Yonkers, New York. In addition, as of December 31, 2013, the Company owned through a joint venture a mortgage note secured by a property located at 58th and 70 Parker Avenue, in Poughkeepsie, NY.

2.	Basis of Presentation and Summary of Significant Accounting Policies

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

The Company follows the Financial Accounting Standards Board (“FASB”) guidance for determining whether an entity is a VIE and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE.  Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Included in Real estate investments on the Company’s consolidated balance sheets as of December 31, 2013 and December 31, 2012 are approximately $2.0 million and $0, respectively, related to the Company’s consolidated VIE’s. Included in Mortgage notes payable on the Company’s consolidated balance sheet as of December 31, 2013 and December 31, 2012 are approximately $1.5 million and $0, respectively, related to the Company’s consolidated VIE’s

A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. Non-controlling interests are required to be presented as a separate component of equity in the consolidated balance sheet. This guidance modifies the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and non-controlling interests.

The Company assesses the accounting treatment for each joint venture. This assessment includes a review of each joint venture or limited liability company agreement to determine which party has what rights and whether those rights are protective or participating. For all VIEs, the Company reviews such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity’s economic performance. In situations where the Company or its partner approves, among other things, the annual budget, receives a detailed monthly reporting package from the Company, meets on a quarterly basis to review the results of the joint venture, reviews and approves the joint venture’s tax return before filing, and approves all leases that cover more than a nominal amount of space relative to the total rentable space at each property, the Company does not consolidate the joint venture as it considers these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of the joint venture. At December 31, 2013 the Company deemed its investment in 14 Highland to be VIE since it has an economic interest greater than its voting proportion, and the Company participates in the management activities that significantly impact the performance of the joint venture.

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

Fair Value Measurements

The Company measures the fair value of financial instruments based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. In accordance with the fair value hierarchy, Level 1 assets/liabilities are valued based on quoted prices for identical instruments in active markets, Level 2 assets/liabilities are valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other “observable” market inputs and Level 3 assets/liabilities are valued based significantly on “unobservable” market inputs.

Financial Instruments Not Measured at Fair Value

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, prepaid expenses, deposit on real estate, tenant and other receivables, accounts payable, dividends payable, tenant security deposits, and due from affiliates approximate their fair values based on their short-term maturity.  The Company has determined that the carrying value of mortgage notes payable approximates their fair value based on prevailing market rates for loans of similar risk and maturities.

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

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and improvements), and acquired intangible assets and liabilities (consisting of above-market and below-market leases and acquired in-place leases). Acquired lease intangible assets include above-market leases and acquired in-place leases in the accompanying consolidated balance sheet. The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, which value is then allocated to land, buildings and improvements based on management’s determination of the relative fair values of these assets. In valuing an acquired property’s intangibles, factors considered by management include an estimate of carrying costs during the expected lease-up periods, and estimates of lost rental revenue during the expected lease-up periods based on its evaluation of current market demand. Management also estimates costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs. Leasing commissions, legal and other related costs (“lease origination costs”) are classified as deferred charges in the accompanying consolidated balance sheets.

The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if vacant. Above-market and below-market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of acquisition. Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal periods. The fair values associated with below-market rental renewal options are determined based on the Company’s experience and the relevant facts and circumstances that existed at the time of the acquisitions. The value of the above-market and below-market leases associated with the original lease term is amortized to rental income and recorded as either an increase (in the case of below market leases) or decrease (in the case of above market leases), over the terms of the respective leases and option periods. The values of in-place leases are amortized to expense over the remaining non-cancellable terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time. The Company may record a bargain purchase gain if it determines that the purchase price for the acquired assets was less than the fair value. The Company will record a liability in situations where any part of the cash consideration is deferred. The amounts payable in the future are discounted to their present value. The liability is subsequently re-measured to fair value with changes in fair value recognized in the consolidated statements of operations. If, up to one year from the acquisition date, information regarding fair value of assets acquired and liabilities assumed is received and estimates are refined, appropriate property adjustments are made to the purchase price allocation on a retrospective basis.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at December 31, 2013.

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

The Company makes estimates of the collectability of its tenant receivables related to base rents, expense reimbursements and other revenue or income. The Company will specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on its net income because a higher bad debt reserve results in less net income. The provision for doubtful accounts at December 31, 2013 and December 31, 2012 was approximately $608,000 and $0, respectively.

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

Depreciation and Amortization

The Company uses the straight-line method for depreciation and amortization. Buildings and building improvements are depreciated over the estimated useful lives which the Company estimates to be 27 to 30 years. Land improvements are depreciated over the estimated useful life of 15 years. Tenant improvements are amortized over the shorter of the life of the related leases or their useful life. Furniture and fixtures are depreciated over the estimated useful lives that range from 5 to 7 years.

Deferred Charges

Deferred charges consist principally of leasing commissions and acquired lease origination costs (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the term of the related debt obligation and included in interest expense). As of December 31, 2013 deferred charges consisted of the following:

Year ended December 31, 2013
Leasing commissions-acquired leases	$1,289,812
Legal-acquired lease	6,016
Deferred financing costs	529,920
Total	$1,825,748
Less accumulated amortization(1)	187,261
Deferred charges, net of accumulated amortization	$1,638,487

(1)	Includes amortization of deferred financing costs of $75,121 which is included in interest expense and other finance expense in the accompanying Statements of Operations.

The unamortized balances of deferred charges that will be charged to future operations are as follows:

	Lease origination costs	Financing costs	Total
2014	$149,519	$105,984	$255,503
2015	149,519	105,984	255,503
2016	149,519	105,984	255,503
2017	149,519	105,984	255,503
2018	149,519	30,862	180,381
Thereafter	436,094	—	436,094
	$1,183,689	$454,798	$1,638,487

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

The Advisor will advance the Company’s organization and offering expenses to the extent the Company does not have the funds to pay such expenses. The Company will reimburse the Advisor for organization and offering expenses up to 2% of the total offering price paid by investors (including proceeds from sale of Common Shares, plus applicable selling commissions and dealer manager fees paid by purchasers of Common Shares). On December 28, 2012, the Company broke escrow, at which time organization and offering expenses advanced by the Advisor became a liability to the Company, subject to the 2% limitation noted above. Between November 25, 2011 and December 31, 2013, the Company paid $248,344 of offering costs. As of December 31, 2013, the Advisor had incurred an additional $9.4 million of offering and organization expenses, of which $128,482 was billed and paid to the Advisor at December 31, 2013.

Offering costs incurred by the Company, the Advisor and their affiliates on behalf of the Company have been deferred and will be paid from the proceeds of the continuous public offering and will be treated as a reduction of equity.

Stock-Based Compensation

The Company has adopted a Stock Incentive Plan (the “Plan”) for its independent directors, officers and employees, employees of the Advisor and other affiliates and consultants. Compensation cost for stock options is recognized ratably over the vesting period of the award. Our policy is to grant options with exercise price equal to the offering price of our common stock on the grant date. Awards of stock or restricted stock are expensed as compensation over the benefit period based on the fair value of the stock on the grant date.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents in excess of insured amounts with high quality financial institutions.

Basic and Diluted Earnings (Loss) per Common Share

Basic earnings (loss) per Common Share is calculated by dividing net income (loss) by the weighted average number of Common Shares outstanding during each period. Diluted earnings (loss) per Common Share includes the effects of potentially issuable Common Shares, but only if dilutive. There are no dilutive Common Shares as of December 31, 2013.

Cash Flows

Supplemental Consolidated Statement of Cash Flow Information:

December 31, 2013
Supplemental disclosure of cash activities:
Interest expense	$581,008
Other non-cash investing and financing activities:
Purchase accounting allocations:
Acquired lease intangible asset	$2,380,013
Acquired lease intangible liability	$(787,554)
Non controlling interest	$7,950,000
Investment in mortgage notes receivable	$(1,151,000)

3.	Real Estate Investments

The following real estate investment transactions have occurred during the year ended December 31, 2013.

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

On August 2, 2013, the Company acquired a 14.6% interest in a joint venture (the “14 Highland JV”) that acquired 14 Highland, through the Operating Partnership. The joint venture purchased 14 Highland for $2.0 million. 14 Highland is a five-story residential building, with 22 apartments. The Operating Partnership issued 9,091 units, as defined in the Operating Partnership’s limited partnership agreement, valued at $100,000 to fund its joint venture interest. The Company consolidated the joint venture since it is deemed to be a VIE and the Company is the primary beneficiary. The Company deemed the joint venture to be a VIE since it has an economic interest greater than its voting proportion, and the Company participates in the management activities that significantly impact the performance of the joint venture.

In conjunction with the Company’s pursuit and acquisition of real estate investments, the Company expensed acquisition transaction costs during the year ended December 31, 2013 of approximately $1.6 million.

Regarding the acquisitions of Tilden House and 14 Highland, the fair values of in-place leases and other intangibles have been allocated to intangible assets and liability accounts.

The Company assessed the fair value of the lease intangibles based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are Level 3 in the fair value hierarchy.

The financial information set forth below summarizes the Company’s preliminary purchase price allocations for the properties acquired during the year ended December 31, 2013.

December 31, 2013
ASSETS
Land	$4,870,933
Building and improvements	16,426,448
Acquired lease intangible asset	2,380,013
Other assets	71,284
Deferred charges	1,295,828
Assets acquired	$25,044,506
Acquired lease intangible liability	$787,554
Liabilities assumed	$787,554

Pro Forma Financial Information

The pro forma financial information set forth below is based upon the Company’s historical consolidated statements of operations for the year ended December 31, 2013, adjusted to give effect of the property transaction at the beginning of the year.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of the year, nor does it purport to represent the results of future operations.

Year ended December 31, 2013
(Unaudited)
Statement of operations:
Revenue	$3,299,894
Property operating and other expenses	3,153,018
Depreciation and amortization	1,065,381

Net loss attributable to United Realty Trust Incorporated	$(918,505)

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

4.	Acquired Lease Intangibles

For the year ended December 31, 2013 the net amortization of acquired lease intangible assets and acquired lease intangible liabilities was $(42,917), which was included in base rents in the accompanying consolidated statements of operations.

The scheduled amortization of acquired lease intangible assets as of December 31, 2013 is as follows:

Year ending December 31:
2014	$307,974
2015	266,392
2016	266,392
2017	266,392
2018	266,392
Thereafter	776,973
$2,150,515

The scheduled amortization of acquired lease intangible liabilities as of December 31, 2013 is as follows:

Year ending December 31:
2014	$—
2015	—
2016	—
2017	—
2018	—
Thereafter	787,554
$787,554

5.	Tenant Leases

Minimum future rentals to be received under non-cancellable leases for Tilden House and 14 Highland as of December 31, 2013 are summarized as follows:

2014	$2,845,810
2015	2,683,007
2016	2,658,197
2017	2,658,197
2018	2,658,197
Thereafter	34,113,526
$47,616,934

6.	Mortgage Notes Payable

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

The principal maturity of mortgage notes payable during the next five years and thereafter is as follows:

	Principal Repayments	Scheduled Amortization	Total
2014	$—	$252,231	$252,231
2015	—	267,043	267,043
2016	—	280,340	280,340
2017	—	294,660	294,660
2018	14,672,508	88,522	14,761,030
	$14,672,508	$1,182,796	$15,855,304

7.	Capitalization

Under the Company’s charter, the Company has the authority to issue 200,000,000 Common Shares and 50,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On November 17, 2011, the Sponsor purchased 18,182 Common Shares for total cash consideration of $200,000 to provide the Company’s initial capitalization. On November 25, 2011, for $50,000, the Sponsor purchased 500,000 shares of preferred stock, subsequently exchanged for 500,000 sponsor preferred shares (’’Sponsor Preferred Shares’’), which are convertible into Common Shares upon the terms and subject to the conditions set forth in the Company’s charter, and which have a preference upon the Company’s liquidation, dissolution or winding up as described below. Upon the Company’s liquidation, dissolution or winding up, the Sponsor will receive a preference in the amount of 15% of any excess of the net sales proceeds from the sale of all the assets in connection with such liquidation, dissolution or winding up over the amount of Invested Capital, as defined in the Company’s charter, plus a cumulative non-compounded pre-tax annual return to holders of Common Shares of 7% on Invested Capital. The Company’s board of directors is authorized to amend its charter from time to time, without the approval of the stockholders, to increase or decrease the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

8.	Stock Incentive Plan

The Plan, as outlined in the prospectus dated May 9, 2013, provides for the grant of equity incentive awards to the Company’s independent directors, officers and employees, employees of the Advisor and other affiliates and consultants. The aggregate number of Common Shares that may be issued or used for reference purposes or with respect to which awards may be granted under the Plan shall not exceed the lesser of five percent (5%) of Common Shares outstanding on a fully diluted basis at any time and 5,000,000 Common Shares, which may be either authorized and unissued Common Shares or Common Shares held in or acquired for the treasury of the Company or both. The vesting period of stock-based awards will be determined by the Company’s compensation committee. During the year ended December 31, 2013, the Company granted 18,274 Common Shares under the Plan of which 8,800 were fully vested on the date of grant and the remainder will vest over 15 months effective April 1, 2013. Nothing was granted during the year ended December 31, 2012. The 8,800 shares were granted to employees of the Company, employees of an affiliate of the Company and to an independent consultant for services provided to the Company and 9,474 shares were granted to the independent directors of the Company. During the year ended December 31, 2013 the Company expensed $54,000, related to the amortization of the independent directors’ restricted stock. As of December 31, 2013, there remained a total of $36,000 of unrecognized restricted stock compensation related to outstanding non-vested restricted stock grants awarded in 2013. Restricted stock compensation is expected to be expensed in the first quarter of 2014.

9.	Related Party Arrangements

The Company has executed an advisory agreement with the Advisor and a property management agreement with URA Property Management LLC (the ’‘Property Manager’’), an affiliate of the Sponsor. Effective September 20, 2013 the Company executed a dealer manager agreement with Cabot Lodge Securities (the “Dealer Manager” or “Cabot Lodge”), a Delaware limited liability company and member of the Financial Industry Regulatory Authority, Inc. (“FINRA”) that is indirectly owned by the Sponsor. Prior to September 20, 2013 the Company had a dealer manager agreement with an unaffiliated party which had a soliciting dealer agreement with Cabot Lodge Securities These agreements entitle the Advisor, the Dealer Manager, and the Property Manager to specified fees upon the provision of certain services with regard to the offering and the investment of funds in real estate properties and real estate-related investments, among other services, as well as reimbursement of organization and offering expenses incurred by the Advisor and the Dealer Manager on behalf of the Company (as discussed in Note 2) and certain costs incurred by the Advisor in providing services to the Company. The Company has engaged and may engage from time to time, United Realty Partners LLC (’‘URP’’), an entity controlled and indirectly owned by the Company’s president and chief executive officer, to provide brokerage services, services in connection with the origination or refinancing of debt, or advice in connection with joint venture opportunities and equity financing opportunities for the Company’s properties.

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the year ended December 31, 2013 and 2012 and any related amounts payable as of December 31, 2013 and 2012.

	Incurred		Payable as of
	Year ended December 31,		Year ended December 31,
	2013	2012	2013	2012
Expensed
Reimbursable general and administrative expenses	$945,989	$517,133	$—	$50,646
Reimbursable property operating expenses and acquisition fee	324,397	—	—	—
Supplemental transaction-based advisory fees	234,000	—	—	—
Acquisition fees	294,000	—	—	—
Property Management fees(1)	65,096	—	—	—
Oversight Fees	1,161	—	—	—
Asset Management fees	140,479	—	—	—
Additional Paid-in Capital
Reimbursable other offering costs	42,444	24,690	—	—
Capitalized
Financing coordination fee	160,000	—	—	—

(1)	The Advisor agreed to waive the April and May 2013 management fee charges and therefore they are not included in the above amount.

10.	Dealer Manager

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

The Company notified FINRA of its intention to have Cabot Lodge act as the dealer manager and on September 12, 2013 FINRA approved Cabot Lodge as dealer manager and on September 20, 2013 the offering resumed.

11.	Distributions

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

12.	Economic Dependency

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

13.	Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for the years ended December 31, 2013 and 2012 are as follows (in thousands, except per share data):

	Year Ended December 31, 2013 Quarter Ended				Year Ended December 31, 2012 Quarter Ended
	Mar 31	Jun 30	Sept 30	Dec 31	Mar 31	Jun 30	Sept 30	Dec 31
Revenues	$19	$748	$797	$766	$—	$—	$—	$—
Net income (loss) attributable to United Realty Trust Incorporated	$(1,970)	$(134)	$(185)	$(403)	$—	$—	$—	$(618)
Basic and diluted (loss) income per share	$(6.74)	$(0.27)	$(0.34)	$(0.67)	$—	$—	$—	$(30.60)

13.	Subsequent Events

In determining subsequent events, the Company reviewed all activity from January 1, 2014 to the date the financial statements are issued and determined that no items require disclosure.

UNITED REALTY TRUST INCORPORATED
SCHEDULE III-REAL ESTATE AND
ACCUMULATED DEPRECIATION
December 31, 2013

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Amount at Which Carried at Close of Period
Description and Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation (1)	Date of Acquisition (a)

Tilden House, NY	$14,361,512	$4,310,862	$15,129,085	$—	$—	$4,310,862	$15,129,085	$19,439,947	$443,214	3/29/2013
14 Highland, NY	1,493,792	560,071	1,297,363			560,071	1,297,363	1,857,434	19,657	8/2/2013

	$15,855,304	$4,870,933	$16,426,448	$—	$—	$4,870,933	$16,426,448	$21,297,381	$462,871

UNITED REALTY TRUST INCORPORATED
SCHEDULE III-REAL ESTATE AND
ACCUMULATED DEPRECIATION-CONTINUED
December 31, 2013

(a)	RECONCILIATION OF REAL ESTATE – OWNED SUBJECT TO OPERATING LEASES

	2013	2012
Balance at beginning of year	$—	$—
Properties acquired during the year	21,297,381	—
Balance at end of year	$21,297,381	$—

(b)	RECONCILIATION OF ACCUMULATED DEPRECIATION

Balance at beginning of year	$—	$—
Depreciation expenses	462,871	—
Balance at end of year	$462,871	$—

(1)	Depreciation and investments in building and improvements reflected in the consolidated statement of operations is calculated over the estimated useful life of the assets as follows:

Building: 27 to 30 years

Property Improvements: 15 years

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
December 31, 2013

Description	Interest Rate	Final Maturity date	Periodic Payment Terms	Prior Liens	Carrying Amount of Mortgage(a)(b)
Parker Note	10%	March 31,2015	N/A	N/A	$1,500,000

(a)	RECONCILIATION OF MORTGAGE LOANS ON REAL ESTATE

	2013	2012
Balance at beginning of period:	$—	$—
Mortgage loans acquired during the current period	1,500,000	—
Balance at end of period:	$1,500,000	$—

(b)	The aggregate costs basis for Federal income tax purposes is equal to the carrying amount of the loans.

