Form 10-Q
period 2014-03-31
United Realty Trust Inc
filed 2014-05-01
CIK 1536256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 333-178651

UNITED REALTY TRUST INCORPORATED

 (Exact name of registrant as specified in its charter)

Maryland	45-3770595
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 Broad Street, 34th Floor, New York, NY	10004
(Address of principal executive offices)	(Zip Code)

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

As of April 29, 2014 the registrant had 888,489 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED REALTY TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (Unaudited)	December 31, 2013
ASSETS
Real estate investments:
Land	$4,870,933	$4,870,933
Building and improvements	16,426,448	16,426,448
	21,297,381	21,297,381
Less: accumulated depreciation	622,403	462,871
	20,674,978	20,834,510
Mortgage note receivable	1,500,000	1,500,000
Real estate investments, net	22,174,978	22,334,510
Cash and cash equivalents	423,501	520,449
Restricted cash	799,698	609,259
Prepaid expenses	128,560	227,042
Deferred offering costs	1,031,810	—
Deposit on real estate	338,683	100,000
Due from affiliates	8,451	15,759
Tenant and other receivables, net	10,761	280,983
Other assets	61,780	65,343
Acquired lease intangible asset, net of accumulated amortization	2,066,097	2,150,515
Deferred charges, net of accumulated amortization	1,574,530	1,638,487
Total assets	$28,618,849	$27,942,347

LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable	$15,792,957	$15,855,304
Acquired lease intangibles liability, net of accumulated amortization	787,554	787,554
Tenant security deposits	23,108	21,508
Dividends payable	51,324	43,679
Accounts payable	194,183	283,265
Total Liabilities	16,849,127	16,991,310

Commitments and contingencies	—	—

Equity:
Preferred stock, $.01 par value 50,000,000 shares authorized; 500,000 shares issued and outstanding	50,000	50,000
Common stock, $.01 par value 200,000,000 shares authorized; 790,469 and 673,727 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	7,904	6,737
Additional paid-in-capital	7,224,705	6,110,988
Accumulated deficit	(3,976,126)	(3,685,931)
Total United Realty Trust Incorporated stockholders’ equity	3,306,483	2,481,794
Noncontrolling interests:
Noncontrolling interests in consolidated joint venture	8,435,027	8,435,027
Limited partners’ interest in Operating Partnership	28,212	34,216
Total Noncontrolling interests	8,463,239	8,469,243
Total equity	11,769,722	10,951,037
Total liabilities and equity	$28,618,849	$27,942,347

The accompanying notes to consolidated financial statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2014	2013
Revenues
Base rents	$722,704	$18,702
Recoveries from tenants	79,934	—
Other	700	—
Total revenue	803,339	18,702

Operating expenses
Property operating	141,778	—
Property taxes	92,548	—
General & administrative expenses	84,683	639,583
Depreciation and amortization	270,589	4,318
Acquisition transaction costs	845	1,333,571
Total operating expenses	590,443	1,977,472

Operating income (loss)	212,896	(1,958,770)
Non-operating income (expenses)
Interest income	—	—
Interest expense and other finance expenses	(221,760)	(6,775)

Net loss	(8,864)	(1,965,545)

Noncontrolling interests:
Net income attributable to noncontrolling interest	(143,214)	(4,233)
Net loss attributable to United Realty Trust Incorporated	$(152,078)	$(1,969,778)

Net loss per common share:

Basic and diluted	$(.21)	$(6.74)
Weighted average number of common shares outstanding
Basic and diluted	727,928	292,189

Distributions per share	$0.19	$0.19

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

For the Three Months Ended March 31, 2014

						Retained
					Additional	earnings
	Preferred Stock		Common Stock		capital	(Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	paid-in	deficit)	interests	Equity

Balance at December 31, 2013	500,000	$50,000	673,727	$6,737	$6,110,988	$(3,685,931)	$8,469,243	$10,951,037
Proceeds from the sale of common stock	—	—	98,307	983	1,026,329	—	—	1,027,313
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(143,214)	(143,214)
Amortization of restricted stock	—	—	—	—	18,000	—	—	18,000
Shares issued under the stock incentive plan	—	—	13,342	133	125,418	—	—	125,551
Registration expenditures	—	—	—	—	(112,899)	—	—	(112,899)
Distributions paid	—	—	—	—	—	(138,117)	—	(138,117)
Issuance of shares under distribution reinvestment program	—	—	5,092	51	50,865	—	—	50,916
Net loss	—	—	—	—	—	(152,078)	143,214	(8,864)
Reallocation adjustment of limited partners interest					6,004		(6,004)	—
Balance at March 31, 2014	500,000	$50,000	790,469	$7,904	$7,224,705	$(3,976,126)	$8,463,239	$11,769,722

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOW

(unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,864)	$(1,965,545)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	270,589	4,318
Amortization of deferred financing costs	26,576	731
Amortization of above-market rent	14,306	—
Amortization of restricted stock	18,000	—
Change in operating assets and liabilities
Mortgage escrows	(138,623)	(309,110)
Prepaid expenses	98,482	—
Security deposits	1,600	—
Tenant and other receivables	270,222	—
Due to/from affiliates	132,859	(242,067)
Accounts payable	(89,082)	187,674
Net cash provided by (used in) operating activities	596,065	(2,323,999)
CASH FLOWS FROM INVESTING ACTIVITIES
Construction escrow	(51,816)	—
Deposit on real estate	(238,683)	(14,750,000)
Net cash flows used in investing activities	(290,499)	(14,750,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	1,027,313	2,030,284
Proceeds from mortgage notes payable	—	14,500,000
Deferred financing and other costs	—	(454,657)
Deferred offering costs	(1,031,810)	—
Distribution paid to noncontrolling interest	(143,214)	(4,233)
Principal repayments on mortgage	(62,347)	—
Registration expenditures	(112,899)	(209,634)
Distributions paid to common stockholders	(79,557)	(31,771)
Net cash(used in) provided by financing activities	(402,514)	15,829,989
Net decrease in cash and cash equivalents	(96,948)	(1,244,010)
Cash and cash equivalents at beginning of period	520,449	1,246,264
Cash and cash equivalents at end of period	$423,501	$2,254

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

1.	Organization

United Realty Trust Incorporated (the “Company”) was formed on November 8, 2011 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. Substantially all of the Company’s business is conducted through United Realty Capital Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on November 8, 2011. The Company is the general partner of the Operating Partnership and holds both general and limited partnership interests in the Operating Partnership. As the Company completes the settlement for the purchase orders for shares of the Company’s common stock, par value $0.01 per share (“Common Shares”) in its continuous public offering, it will transfer substantially all of the net proceeds of the offering to the Operating Partnership.

At March 31, 2014, the Company owned a 99.98% economic interest in the Operating Partnership. The other limited partners’ interest in the Operating Partnership (.02% at March 31, 2014) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The 790,469 OP Units and 9,091 OP Units outstanding at March 31, 2014 are economically equivalent to the Company’s Common Stock.

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

The Company’s advisor is United Realty Advisors LP (the “Advisor”), a Delaware limited partnership formed on July 1, 2011. The Advisor conducts the Company’s operations and manages the portfolio of real estate investments. As of March 31, 2014, the Company owned a 69.2 % interest in a joint venture that owns a residential property located at 2520 Tilden Avenue in Brooklyn, New York (“Tilden House”) and owned a 14.6% interest in a joint venture that owns a residential property known as 14 Highland Ave. (“14 Highland”), located in Yonkers, New York. In addition, as of March 31, 2014, the Company owned a 76.7% interest in a joint venture that owns a mortgage note secured by a property located at 58th and 70 Parker Avenue, in Poughkeepsie, NY.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared on an accrual basis in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013.

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

The Company follows the Financial Accounting Standards Board (“FASB”) guidance for determining whether an entity is a VIE and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Included in real estate investments on the Company's consolidated balance sheets as of March 31, 2014 and December 31, 2013 is approximately $2.0 million related to the Company's consolidated VIE's. Included in Mortgage notes payable on the Company's consolidated balance sheet as of March 31, 2014 and December 31, 2013 is approximately $1.5 million related to the Company's consolidated VIE's.

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

The Company assesses the accounting treatment for each joint venture. This assessment includes a review of each joint venture or limited liability company agreement to determine which party has what rights and whether those rights are protective or participating. For all VIEs, the Company reviews such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity’s economic performance. In situations where the Company or its partner approves, among other things, the annual budget, receives a detailed monthly reporting package from the Company, meets on a quarterly basis to review the results of the joint venture, reviews and approves the joint venture’s tax return before filing, and approves all leases that cover more than a nominal amount of space relative to the total rentable space at each property, the Company does not consolidate the joint venture as it considers these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of the joint venture. At March 31, 2014, the Company deemed its investment in 14 Highland to be a VIE since it has an economic interest greater than its voting proportion, and the Company participates in the management activities that significantly impact the performance of the joint venture.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Recent Accounting Pronouncements

In April 2014, the FASB issued guidance which amends the requirements for reporting discontinued operations. Under the amended guidance, a disposal of an individual property or group of properties (i.e., when a property or properties are sold or meet the criteria to be classified as “held for sale”) is required to be reported in “discontinued operations” only if the disposal represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results. The amended guidance also requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014. The adoption of the guidance is not expected to have a material impact on the Company's financial condition or results of operations.

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

Financial Instruments Not Measured at Fair Value

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, prepaid expenses, deferred offering costs, deposit on real estate, tenant and other receivables, due from affiliates, other assets, accounts payable, dividends payable, and tenant security deposits approximate their fair values based on their short-term maturity. The Company has determined that the carrying value of mortgage notes payable approximates their fair value based on prevailing market rates for loans of similar risk and maturities.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at March 31, 2014.

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

The Company makes estimates of the collectability of its tenant receivables related to base rents, expense reimbursements and other revenue or income. The Company will specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on its net income because a higher bad debt reserve results in less net income. The provision for doubtful accounts at March 31, 2014 and December 31, 2013 was approximately $608,000.

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

Deferred Charges

Deferred charges consist principally of leasing commissions and acquired lease origination costs (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the term of the related debt obligation and included in interest expense). As of March 31, 2014 and December 31, 2013 deferred charges consisted of the following:

	March 31, 2014	December 31, 2013
Leasing commissions-acquired leases	$1,289,812	$1,289,812
Legal-acquired lease	6,016	6,016
Deferred financing costs	529,920	529,920
Total	$1,825,748	$1,825,748
Less accumulated amortization(1)	251,218	187,261
Deferred charges, net of accumulated amortization	$1,574,530	$1,638,487

(1)	Includes amortization of deferred financing costs of $26,576 which is included in interest expense and other finance expense in the accompanying Statements of Operations.

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

The Advisor will advance the Company’s organization and offering expenses to the extent the Company does not have the funds to pay such expenses. The Company will reimburse the Advisor for organization and offering expenses up to 2% of the total offering price paid by investors (including proceeds from sale of Common Shares, plus applicable selling commissions and dealer manager fees paid by purchasers of Common Shares). On December 28, 2012, the Company broke escrow, at which time organization and offering expenses advanced by the Advisor became a liability to the Company, subject to the 2% limitation noted above. Between November 25, 2011 and March 31, 2014, the Company paid $1,280,154 of offering costs of which $248,344 was recorded to additional paid-in capital and $1,031,810 was recorded to deferred offering costs in the accompanying consolidated balance sheet. The Company will reclass amounts from deferred offering costs to additional paid in capital based on 2% of the total offering price paid to investors. Amounts paid by the Company in excess of the 2% limitation at the end of the offering will be reimbursed by the Advisor. As of March 31, 2014, the Advisor had incurred an additional $9.8 million of offering and organization expenses, of which $149,028 was billed and paid to the Advisor at March 31, 2014.

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

Basic and Diluted Earnings (Loss) per Common Share

Basic earnings (loss) per Common Share is calculated by dividing net income (loss) by the weighted average number of Common Shares outstanding during each period. Diluted earnings (loss) per Common Share includes the effects of potentially issuable Common Shares, but only if dilutive. There are no dilutive Common Shares as of March 31, 2014 and 2013.

Cash Flows

Supplemental Consolidated Statement of Cash Flow Information:

	March 31, 2014	March 31, 2013
Supplemental disclosure of cash activities:
Interest expense	$195,419	$—

3. Mortgage Notes Payable

On March 29, 2013, the Tilden House JV obtained a first mortgage loan (the “Doral Loan”) from Doral Bank in an amount equal to $14.5 million to provide the acquisition funding for Tilden House. The Doral Loan has an initial five-year term ending on April 30, 2018 and provides the JV with the option to extend the maturity date to April 30, 2023. The Doral Loan bears interest at a per annum fixed rate of 5.0% and is secured by a mortgage on Tilden House. During the extended term, the interest rate will be reset based on a rate of 250 basis points spread over the 5 year Federal Home Loan Bank on New York Advanced Rate, with a minimum floor rate to be not less than the initial interest rate.

On August 2, 2013, the 14 Highland JV obtained a first mortgage loan (the “Carver Loan”) from Carver Bank in an amount equal to $1.5 million to provide the acquisition funding for 14 Highland. The Carver Loan has an initial five-year term ending on September 5, 2018 and provides the 14 Highland JV with the option to extend the maturity date to September 5, 2023. The Carver Loan bears interest at a per annum fixed rate of 4.25% and is secured by a mortgage on 14 Highland. During the extended term, the interest rate will be a fixed rate equal to the greater of: (i) 4.50% per annum; or (ii) the Wall Street Journal's Prime Rate in effect within three (3) business days prior to September 5, 2018, plus 2.00% per annum.

The principal maturity of mortgage notes payable during the next five years and thereafter is as follows:

	Principal	Scheduled
	Repayments	Amortization	Total
2014	$—	$191,688	$191,688
2015	—	267,147	267,147
2016	—	280,447	280,447
2017	—	294,774	294,774
2018	14,670,350	88,551	14,758,901
	$14,670,350	$1,122,607	$15,792,957

4. Capitalization

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

5. Stock Incentive Plan

The Plan, as outlined in the prospectus, provides for the grant of equity incentive awards to the Company’s independent directors, officers and employees, employees of the Advisor and other affiliates and consultants. The aggregate number of Common Shares that may be issued or used for reference purposes or with respect to which awards may be granted under the Plan shall not exceed the lesser of five percent (5%) of Common Shares outstanding on a fully diluted basis at any time and 5,000,000 Common Shares, which may be either authorized and unissued Common Shares or Common Shares held in or acquired for the treasury of the Company or both. The vesting period of stock-based awards will be determined by the Company’s compensation committee. During the three months ended March 31, 2014 the Company granted 13,342 Common Shares under the Plan all of which were fully vested as of March 31, 2014. The 13,342 shares were granted to employees of an affiliate of the Company and to an independent consultant for services provided to the Company. These shares were recorded as a reduction to a receivable from an affiliated entity. No shares were granted during the three months ended March 31, 2013. During the three months ended March 31, 2014 and 2013, the Company expensed $18,000 and $0 respectively. As of March 31, 2014, there remained a total of $18,000 of unrecognized restricted stock compensation related to outstanding non-vested restricted stock grants awarded in 2013.

6. Related Party Arrangements

The Company has executed an advisory agreement with the Advisor and a property management agreement with URA Property Management LLC (the “Property Manager”), an affiliate of the Sponsor. Effective September 20, 2013 the Company executed a dealer manager agreement with Cabot Lodge Securities, LLC (the “Dealer Manager”), a Delaware limited liability company and member of the Financial Industry Regulatory Authority, Inc. (“FINRA”) that does business as United Realty Securities and that is indirectly owned by the Sponsor. Prior to September 20, 2013 the Company had a dealer manager agreement with an unaffiliated party which had a soliciting dealer agreement with Cabot Lodge Securities. These agreements entitle the Advisor, the Dealer Manager, and the Property Manager to specified fees upon the provision of certain services with regard to the offering and the investment of funds in real estate properties and real estate-related investments, among other services, as well as reimbursement of organization and offering expenses incurred by the Advisor and the Dealer Manager on behalf of the Company (as discussed in Note 2) and certain costs incurred by the Advisor in providing services to the Company. The Company has engaged and may engage from time to time, United Realty Partners LLC (“URP”), an entity controlled and indirectly owned by the Company’s chief executive officer and secretary, to provide brokerage services, services in connection with the origination or refinancing of debt, or advice in connection with joint venture opportunities and equity financing opportunities for the Company’s properties.

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2014 and 2013 and any related amounts payable as of March 31, 2014 and December 31, 2013.

	Incurred Three Months Ended		Payable as of

	March 31,	March 31,	March 31,	December 31,
	2014	2013	2014	2013
Expensed
Reimbursable general and administrative expenses	$—	$814,583	$—	$—
Reimbursable property operating expenses and acquisition fee	—	—	—	—
Supplemental transaction-based advisory fees	—	229,175	—	—
Acquisition fees	—	229,175	—	—
Property Management fees	33,498	—	—	—
Oversight Fees	716	—	—	—
Asset Management fees	47,625	—	—	—
Additional Paid-in Capital
Reimbursable other offering costs	—	19,575	—	—
Capitalized
Financing coordination fee	—	145,000	—	—

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

9. Subsequent Events

In determining subsequent events, the Company reviewed all activity from April 1, 2014 to the date the financial statements are issued and discloses the following items:

On April 24, 2014, the Company received a favorable ruling from the Internal Revenue Service (“IRS’) relating to its request for relief to not be treated as having made its REIT election with the filing of its tax return for the tax year ending December 31, 2011.

On April 28, 2014, the Company through its Operating Partnership, became contractually bound, subject to certain conditions customary to closing, to close on a purchase and sale agreement (the “PSA”) entered into on November 22, 2013, pursuant to which the Company will acquire the fee simple interest in a commercial property located at 945 82nd Parkway in Myrtle Beach, South Carolina (the “Property”). The seller of the property is 82ND-17, LLC. The seller does not have a material relationship with the Company and the acquisition is not an affiliated transaction.  The Company deposited a total of $285,000 into an interest-bearing account with a title company in accordance with the PSA. The deposit was funded with cash.

On April 28, 2014, Mr. LoParrino announced that effective May 1, 2014, he will resign from his positions with the Company and the Company’s advisor in order to pursue other opportunities. Mr. LoParrino has confirmed to the board of directors that his resignation is not due to a disagreement with us or the advisor on any matter relating to the operations, policies or practices of us or our advisor. Mr. LoParrino will assist in the transition of responsibilities to his successor. The Company and the Company’s advisor have initiated a search for a new Chief Accounting Officer or Chief Financial Officer for the Company and the Company’s advisor.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have limited operating history and, as of March 31, 2014, our assets totaled approximately $28.6 million;

•	the fact that we may not qualify as a REIT exactly in the year of our choosing;

•	our ability to raise capital in our continuous initial public offering (“IPO”);

•	our ability to deploy effectively the proceeds we raise in our offering of shares of common stock, par value $0.01 per share (“Common Shares”);

•	changes in economic conditions generally and the real estate market specifically;

•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts (“REITs”));

•	the availability of credit;

•	interest rates; and

•	changes to generally accepted accounting principles in the United States (“GAAP”).

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

All forward-looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013, as updated in this Quarterly Report.

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

On December 28, 2012, we received and accepted aggregate subscriptions in excess of the minimum of 200,000 Common Shares, broke escrow and issued Common Shares to our initial investors, who were admitted as stockholders. As of March 31, 2014 we had sold 790,469 Common Shares for gross offering proceeds of approximately $6.7 million and net offering proceeds of $6.1 million.

As of March 31, 2014, we owned a 69.2 % interest in a joint venture that owns a residential property located at 2520 Tilden Avenue in Brooklyn, New York (“Tilden House”) and we owned a 14.6% interest in a joint venture that owns a residential property known as 14 Highland Ave. (“14 Highland”), located in Yonkers, New York. In addition, as of March 31, 2014, we owned a 76.7% interest in a joint venture that owns a mortgage note secured by a property located at 58th and 70 Parker Avenue, in Poughkeepsie, NY.

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

The table below provides a reconciliation of net loss applicable to stockholders in accordance with GAAP to FFO and MFFO for the three months ended March 31, 2014. We determined the reporting of FFO and MFFO for the three months ended March 31, 2014 will not be useful since did not own any real estate assets during most of the first quarter of 2013.

For the Three Months Ended March 31, 2014

Net loss for period	$(152,078)
Plus: Real property depreciation	148,109
Amortization of tenant improvements and allowances	14,987
Amortization of deferred leasing costs	107,492
FFO	$118,510

Add: Acquisition transaction costs (1)	845
Add: Amortization of below-market rent (2)	14,306
MFFO	$133,662
Net cash provided by (used in):
Operating activities	$596,065
Investing activities	$(290,499)
Financing activities	$(402,514)

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. There may be inadequate proceeds from the sale of Common Shares in our IPO to pay or reimburse, as applicable, our Advisor for acquisition fees and expenses, and therefore such fees may need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

Results of Operations

As of March 31, 2014, we owned interests in two properties and one real estate-related asset. At March 31, 2013, we owned one property which we acquired on March 29, 2013 resulting in only three days of operating results in 2013.  Accordingly, our results of operations for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 reflect significant increases in most categories relating to property operations.

Rental Income

Rental income was approximately $803,000 for the three months ended March 31, 2014.  Rental income was driven by our acquisitions during the year ended December 31, 2013 of approximately $24.3 million of properties and real estate-related assets.  We owned an interest in only one property for three days and therefore, had minimal rental income for the three months ended March 31, 2013.

Property Operating Expenses and Property Taxes

Property operating expenses and property taxes for the three months ended March 31, 2014, were approximately $142,000 and $93,000, respectively.  Property operating expenses primarily consist of asset management fees paid to our advisor, property insurance and utilities.  There were no similar expenses during the three months ended March 31, 2013, since we owned an interest in only one property for three days during this period.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2014 amounted to approximately $85,000 as compared to approximately $640,000 during the three months ended March 31, 2013. The significant decrease in general and administrative expenses was the result of a change in policy effective April 1, 2013 in which salaries of certain advisor employees were no longer allocated to us.

Depreciation and Amortization Expense

Depreciation and amortization expense of approximately $271,000 for the three months ended March 31, 2014, related to the purchase of two properties acquired in 2013 for an aggregate purchase price of $24.3 million.  The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives.  There were only de minimus depreciation and amortization expenses during the three months ended March 31, 2013, since we owned an interest in only one property for three days during this period.

Acquisition Transaction Costs

Acquisition transaction costs for the three months ended March 31, 2013 amounted to approximately $1.3 million resulting from the acquisition of a property on March 29, 2013. There were only de minimus acquisition transaction costs during the three months ended March 31, 2014.

Interest Expense

Interest expense of approximately $222,000 for the three months ended March 31, 2014, related to mortgage notes payable used to finance a portion of the purchase price of properties acquired in 2013.  We owned an interest in only one property for three days and therefore, had minimal interest expense for the three months ended March 31, 2013.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in our offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Our Advisor will advance our organization and offering expenses to the extent we do not have the funds to pay such expenses. Organization and offering expenses advanced by our Advisor became liabilities to us when our primary offering broke escrow on December 28, 2012. We will reimburse our Advisor up to 2% of the total offering price paid by investors (which includes proceeds to us from the sale of Common Shares, plus applicable selling commissions and dealer manager fee) for organization and offering expenses. Between November 25, 2011 and March 31, 2014, we paid $1,280,154 of offering costs of which $248,344 was recorded to additional paid-in capital and $1,031,810 was recorded to deferred offering costs in the consolidated balance sheet. We will reclass amounts from deferred offering costs to additional paid in capital based on 2% of the total offering price paid to investors. Amounts that we paid in excess of the 2% limitation at the end of the offering will be reimbursed by the Advisor. As of March 31, 2014, our Advisor had incurred approximately $9.8 million of organization and offering expenses of which $149,028 has been billed to and paid by us.

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

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to approximately $596,000 during the three months ended March 31, 2014 mostly due to a positive operating cash flow from real estate investments of approximately $569,000.

Investing Activities

Net cash flows used by investing activities amounted to approximately $290,000 during the three months ended March 31, 2014, resulting primarily from the deposit on a real estate asset.

Financing Activities

Net cash flows used by financing activities amounted to approximately $403,000 for the three months ended March 31, 2014. During the three months ended March 31, 2014, we received approximately $1.0 million from the sale of our Common Shares. We incurred approximately $1.0 in deferred offering costs. We incurred approximately $80,000 and $143,000 related to distributions to common stockholders and non-controlling interest, respectively. In addition, we paid approximately $62,000 in principal repayments on our outstanding mortgages.

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

We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

The following table shows the sources for the payment of distributions to common stockholders for the periods presented:

	Three months ended
	March 31, 2013			June 30, 2013		September 30, 2013
Distributions:			Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions paid in cash		$16,832	53.6%	$52,100	60.2%	$62,096	58.6%
Distributions reinvested		14,577	46.4%	34,435	39.8%	43,811	41.4%
Total distributions		$31,409	100.0%	$86,535	100.0%	$105,907	100.0%
Source of distribution coverage:
Cash flows provided by operations		$—	0.0%	$—	0.0%	$62,096	58.6%
Common Shares issued under the DRIP		14,577	46.4%	34,435	39.8%	43,811	41.4%
Proceeds from issuance of Common Shares		16,832	53.6%	52,100	60.2%	—	0%
Total sources of distributions		$31,409	100.0%	$86,535	100.0%	$105,907	100.0%
Cash flows (used in) provided by operations (GAAP basis)		$(2,328,232)		$(943,008)		$231,416
Net loss attributable to stockholders (in accordance with GAAP)	$	(l,969,778)		$(133,989)		$(185,281)

	Three months ended December 31, 2013		Year Ended December 31, 2013
Distributions:		Percentage of Distributions		Percentage of Distributions
Distributions paid in cash	$65,744	60.0%	$196,749	59.0%
Distributions reinvested	43,740	40.0%	136,586	41.0%
Total distributions	$109,484	100.0%	$333,335	100.0%
Source of distribution coverage:
Cash flows provided by operations	$—	0.0%	$62,096	18.6%
Common Shares issued under the DRIP	43,740	40.0%	136,586	41.4%
Proceeds from issuance of Common Shares	65,744	60.0%	134,653	40.0%
Total sources of distributions	$109,484	100.0%	$333,335	l00.0%
Cash flows (used in) provided by operations (GAAP basis)	$(170,523)		$(3,210,348)
Net loss attributable to stockholders (in accordance with GAAP)	$(402,888)		$(2,691,937)

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

In 2013, we obtained a first mortgage loan (the “Doral Loan”) from Doral Bank in an amount equal to $14.5 million to provide the acquisition funding for Tilden House. The Doral Loan has an initial five-year term ending on April 30, 2018 and provides us with the option to extend the maturity date to April 30, 2023. The Doral Loan bears interest at a per annum fixed rate of 5.0%. During the extended term, the interest rate will be reset based on a rate of 250 basis points spread over the 5 year Federal Home Loan Bank on New York Advanced Rate, with a minimum floor rate to be not less than the initial interest rate and is secured by a mortgage on Tilden House.

In 2013, we obtained a first mortgage loan (the “Carver Loan”) from Carver Bank in an amount equal to $1.5 million to provide the acquisition funding for 14 Highland. The Carver Loan has an initial five-year term ending on September 5, 2018 and provides us with the option to extend the maturity date to September 5, 2023. The Carver Loan bears interest at a per annum fixed rate of 4.25%. During the extended term, the interest rate will be a fixed rate equal to the greater of: (i) 4.50% per annum; or (ii) the Wall Street Journal's Prime Rate in effect within three (3) business days prior to September 5, 2018, plus 2.00% per annum and is secured by a mortgage on 14 Highland.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2014.

Contractual Obligations

The following table presents the principal and interest amounts of our long-term debt maturing each year, including amortization of principal based on debt outstanding at March 31, 2014:

	2014	2015	2016	2017	2018	Total
Contractual obligations:
Mortgage Notes Payables	$191,688	$267,147	$280,447	$294,774	$14,758,901	$15,792,957
Mortgage Interest Expense	581,612	763,919	750,619	736,292	261,815	3,094,257
Total	$773,299	$1,031,066	$1,031,066	$1,031,066	$15,020,717	$18,887,124

Inflation

We may be adversely impacted by inflation on our residential leases at 14 Highland, which currently do not contain indexed escalation provisions. However, the lease for Tilden House contains base rent escalations based on CPI. We anticipate that in the future, if we enter into triple net leases, the tenant will be obligated pay all property-level operating expenses, which may include maintenance costs, real estate taxes and insurance. This may reduce our exposure to increases in costs and operating expenses resulting from inflation.

Critical Accounting Policies

Our accounting policies have been established to conform with GAAP and in conjunction with the rules and regulations of the SEC. We consider these policies critical because they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC. In addition, refer to Note 2 of our consolidated financial statements for a discussion of additional accounting policies.

Recent Accounting Pronouncements

See Note 2 to the accompanying consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

As of March 31, 2014, our debt consisted of fixed-rate secured mortgage loans payable, with a carrying value of $15.8 million, which approximated the fair value at March 31, 2014. Changes in market interest rates on our fixed-rate debt impact the fair value of the loans, but have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2014 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $588,342. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $567,133. These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of March 31, 2014, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

Our chief executive officer and chief accounting officer, together with other members of our management, after conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act), concluded that our disclosure controls and procedures were effective as of March 31, 2014 at a reasonable level of assurance, as required by paragraph (b) of Rule 13a-15 and Rule 15d-15 under the Exchange Act.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013, except for the items described below.

The risk factor captioned “We may not qualify as a REIT exactly in the year of our choosing” is deleted in its entirety. Additionally, the risk factors substantially similar to the following are restated in their entirety as follows:

We will make some of or all our distributions from sources other than our cash flow from operations; this will reduce our funds available for the acquisition of properties, and your overall return may be reduced.

Our organizational documents permit us to make distributions from any source, including from the proceeds of our IPO or other offerings, cash advances to us by the Advisor, cash resulting from a waiver of asset management fees, and borrowings, including borrowings secured by our assets. We will make some of or all our distributions from financings or the net proceeds from our IPO; this will reduce the funds available for acquiring properties and other investments, and your overall return may be reduced. Further, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our Common Shares will be reduced. Our organizational documents do not limit the amount of distributions we can fund from sources other than operating cash flow.

Our cash flows provided by operations was $596,065 for the three months ended March 31, 2014 covered our distributions paid of $138,117 (inclusive of $54,485 of Common Shares issued under our DRIP) during such period. Our cash flows used in operations of ($3,210,347) for the 12 months ended December 31, 2013 was a shortfall of $3,543,683 to our distributions paid of $333,336 (inclusive of $199,093 of Common Shares issued under our DRIP) during such period. Such shortfall was paid from proceeds from the issuance of Common Shares, including under our DRIP.

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

United Realty Trust Incorporated

Date: April 30, 2014	By:	/s/ Jacob Frydman
Jacob Frydman
Chief Executive Officer, Secretary and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: April 30, 2014	By:	/s/ Joseph LoParrino
Chief Accounting Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	XBRL (eXtensible Business Reporting Language). The following materials from the United Realty Trust Incorporated Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flow and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

* Filed herewith

