Form 10-Q
period 2014-06-30
United Realty Trust Inc
filed 2014-08-14
CIK 1536256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014 the registrant had 1,080,907 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED REALTY TRUST INCORPORATED

CONSOLIDATED BALANCE SHEETS

	June 30, 2014 (Unaudited)	December 31, 2013
ASSETS
Real estate investments:
Land	$7,686,548	$4,870,933
Building and improvements	26,584,676	16,426,448
	34,271,224	21,297,381
Less: accumulated depreciation	822,219	462,871
	33,449,005	20,834,510
Mortgage note receivable	1,500,000	1,500,000
Real estate investments, net	34,949,005	22,334,510
Cash and cash equivalents	227,180	520,449
Restricted cash	1,130,005	609,259
Prepaid expenses	83,178	227,042
Deferred offering costs	2,188,873	—
Deposit on real estate	—	100,000
Due from affiliates	86,101	15,759
Tenant and other receivables, net	99,275	280,983
Deferred rent receivable	7,962	—
Other assets	58,216	65,343
Acquired lease intangible asset, net of accumulated amortization	3,210,611	2,150,515
Deferred charges, net of accumulated amortization	2,437,419	1,638,487
Total assets	$44,477,825	$27,942,347

LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable	$26,033,552	$15,855,304
Preferred loans payable	3,800,000	—
Acquired lease intangibles liability, net of accumulated amortization	938,772	787,554
Tenant security deposits	82,158	21,508
Dividends and distributions payable	62,857	43,679
Accounts payable and accrued expenses	602,641	283,265
Total Liabilities	31,519,980	16,991,310

Commitments and contingencies	—	—

Equity:
Preferred stock, $0.01 par value 50,000,000 shares authorized; 500,000 shares issued and outstanding	50,000	50,000
Common stock, $0.01 par value 200,000,000 shares authorized; 1,002,443 and 673,727 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	10,025	6,737
Additional paid-in-capital	9,218,328	6,110,988
Accumulated deficit	(4,777,836)	(3,685,931)
Total United Realty Trust Incorporated stockholders’ equity	4,500,517	2,481,794
Noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	8,435,027	8,435,027
Limited partners’ interest in Operating Partnership	22,301	34,216
Total Noncontrolling interests	8,457,328	8,469,243
Total equity	12,957,845	10,951,037
Total liabilities and equity	$44,477,825	$27,942,347

The accompanying notes to consolidated financial statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues
Base rents	$862,921	$668,455	$1,585,626	$687,156
Recoveries from tenants	192,749	79,932	272,683	79,932
Other	992	—	1,692	—
Total revenue	1,056,662	748,387	1,860,001	767,088

Operating expenses
Property operating	184,675	78,464	326,451	78,464
Property taxes	102,821	84,080	195,369	84,081
General & administrative expenses	108,973	147,104	193,656	786,686
Depreciation and amortization	341,831	181,342	612,421	185,661
Acquisition transaction costs	448,683	54,187	449,528	1,387,757
Total operating expenses	1,186,983	545,177	1,777,425	2,522,648

Operating income (loss)	(130,321)	203,210	82,576	(1,755,560)
Non-operating expenses
Interest expense	(319,314)	(183,216)	(514,498)	(189,258)
Amortization of deferred financing costs	(31,790)	(22,733)	(58,366)	(23,466)

Net loss	(481,425)	(2,739)	(490,288)	(1,968,284)

Noncontrolling interests:
Net income attributable to noncontrolling interests	(141,488)	(131,250)	(284,702)	(135,484)
Net loss and comprehensive loss attributable to United Realty Trust Incorporated	$(622,913)	$(133,989)	$(774,990)	$(2,103,768)

Net loss per common share:
Basic and diluted	$(0.67)	$(0.27)	$(0.94)	$(5.32)

Weighted average number of common shares outstanding
Basic and diluted	926,620	499,541	827,585	395,245

Distributions per share	$0.19	$0.19	$0.38	$0.38

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

For the Six Months Ended June 30, 2014

	Preferred Stock		Common Stock		Additional capital	Retained earnings (Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Par Value	paid-in	deficit)	interests	Equity

Balance at December 31, 2013	500,000	$50,000	673,727	$6,737	$6,110,988	$(3,685,931)	$8,469,243	$10,951,037
Proceeds from the sale of common stock	—	—	304,309	3,044	3,174,736	—	—	3,177,780
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(284,702)	(284,702)
Amortization of restricted stock	—	—	—	—	36,000	—	—	36,000
Shares issued under the stock incentive plan	—	—	20,699	207	194,573	—	—	194,780
Registration expenditures	—	—	—	—	(346,920)	—	—	(346,920)
Distributions declared	—	—	—	—	—	(316,915)	—	(316,915)
Issuance of shares under distribution reinvestment program	—	—	12,707	127	126,946	—	—	127,073
Redemption of common stock			(9,000)	(90)	(89,910)			(90,000)
Net loss	—	—	—	—	—	(774,990)	284,702	(490,288)
Reallocation adjustment of limited partners interest					11,915		(11,915)	—
Balance at June 30, 2014	500,000	$50,000	1,002,443	$10,025	$9,218,328	$(4,777,836)	$8,457,328	$12,957,845

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOW

(unaudited)

	For the Six Months Ended
	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(490,288)	$(1,968,284)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	612,421	185,661
Amortization of deferred financing costs	58,366	23,465
Amortization of above/(below)-market rent	26,669	(3,906)
Amortization of restricted stock	36,000	77,850
Deferred rents receivable	(7,962)	—
Change in operating assets and liabilities
Restricted cash - operating	(356,464)	(321,029)
Prepaid expenses	187,809	(99,325)
Tenant and other receivables	181,708	(246,168)
Due to/from affiliates	124,438	(1,116,608)
Prepaid rent	—	76,535
Accounts payable	275,429	120,569
Net cash provided by (used in) operating activities	648,126	(3,271,241)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(14,535,000)	(14,750,000)
Restricted cash - investing	(103,632)	(34,544)
Deposit on real estate	100,000	—
Net cash flows used in investing activities	(14,538,632)	(14,784,544)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	3,177,780	3,352,635
Registration expenditures	(346,920)	(335,223)
Redemption of common stock	(90,000)	—
Proceeds from mortgage notes payable	10,300,000	14,500,000
Principal repayments on mortgage	(121,752)	(34,179)
Proceeds from preferred loans payable	3,800,000	—
Deferred financing and other costs	(477,632)	(454,657)
Deferred offering costs	(2,188,873)	—
Distribution paid to noncontrolling interest	(284,702)	(135,484)
Distributions paid to common stockholders	(170,664)	(68,908)
Net cash provided by financing activities	13,597,237	16,824,184
Net decrease in cash and cash equivalents	(293,269)	(1,231,600)
Cash and cash equivalents at beginning of period	520,449	1,246,264
Cash and cash equivalents at end of period	$227,180	$14,664

Supplemental disclosure of cash activities:
Cash paid for interest	$461,921	$128,841

Supplemental disclosure of non-cash activities:
Purchase accounting allocations:
Acquired lease intangible asset	$2,490,807	$1,812,800
Acquired lease intangible liability	154,125	(291,625)
Non-controlling interest	—	7,850,000
Investment in mortgage notes receivable	—	(1,151,000)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

1.	Organization

United Realty Trust Incorporated (“we,” “us,” “our,” or the “Company”) was formed on November 8, 2011 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. Substantially all of the Company’s business is conducted through United Realty Capital Operating Partnership, L.P. (the “Operating Partnership,” or “OP”), a Delaware limited partnership formed on November 8, 2011. The Company is the general partner of the Operating Partnership and holds both general and limited partnership interests in the Operating Partnership. As the Company completes the settlement for the purchase orders for shares of the Company’s common stock, par value $0.01 per share (“Common Shares”) in its continuous public offering, it will transfer substantially all of the net proceeds of the offering to the Operating Partnership in exchange for OP Units (as defined below).

At June 30, 2014, the Company owned a 99.1% economic interest, or 1,002,443 units, in the Operating Partnership. At June 30, 2014, the non-controlling limited partners in the Operating Partnership held a 0.9% interest, or 9,273 units, represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The 1,011,716 OP Units outstanding at June 30, 2014 are economically equivalent to the Company’s Common Stock.

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

The Company’s advisor is United Realty Advisors LP (the “Advisor”), a Delaware limited partnership formed on July 1, 2011. The Advisor conducts the Company’s operations and manages the portfolio of real estate investments. As of June 30, 2014, the Company owned a 69.2 % interest in a joint venture that owns a residential property located at 2520 Tilden Avenue in Brooklyn, New York (“Tilden House”), a 14.6% interest in a joint venture that owns a residential property known as 14 Highland Ave., Yonkers, New York (“14 Highland”), and a medical building located at 945 82nd Parkway, Myrtle Beach, SC (“Parkway”). In addition, as of June 30, 2014, the Company owned a 76.7% interest in a joint venture that owns a mortgage note secured by properties located at 58 and 70 Parker Avenue, in Poughkeepsie, NY.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared on an accrual basis in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results of operations for the three and six month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013.

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

The Company assesses the accounting treatment for each joint venture. This assessment includes a review of each joint venture or limited liability company agreement to determine which party has what rights and whether those rights are protective or participating. For all VIEs, the Company reviews such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity’s economic performance. In situations where the Company or its partner approves, among other things, the annual budget, receives a detailed monthly reporting package from the Company, meets on a quarterly basis to review the results of the joint venture, reviews and approves the joint venture’s tax return before filing, and approves all leases that cover more than a nominal amount of space relative to the total rentable space at each property, the Company does not consolidate the joint venture as it considers these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of the joint venture. At June 30, 2014, the Company deemed its investment in 14 Highland to be a VIE since it has an economic interest greater than its voting proportion, and the Company participates in the management activities that significantly impact the performance of the joint venture. Included in real estate investments on the Company’s consolidated balance sheets as of June 30, 2014 and December 31, 2013 is approximately $2.0 million related to the Company’s consolidated VIEs. Included in mortgage notes payable on the Company’s consolidated balance sheet as of June 30, 2014 and December 31, 2013 is approximately $1.5 million related to the Company’s consolidated VIEs.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period’s presentation of amortization of deferred finance costs.

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

Financial Instruments Not Measured at Fair Value

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, prepaid expenses, deferred offering costs, deposit on real estate, tenant and other receivables, due from affiliates, other assets, accounts payable and accrued expenses, dividends and distributions payable, and tenant security deposits approximate their fair values based on their short-term maturity. The Company has determined that the carrying value of mortgage notes payable and preferred loans payable approximate their fair value based on prevailing market rates for loans of similar risk and maturities.

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

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, building and improvements), and acquired intangible assets and liabilities (consisting of above-market and below-market leases and acquired in-place leases). Acquired lease intangible assets include above-market leases and acquired in-place leases in the accompanying consolidated balance sheet. The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, which value is then allocated to land, building and improvements based on management’s determination of the relative fair values of these assets. In valuing an acquired property’s intangibles, factors considered by management include an estimate of carrying costs during the expected lease-up periods, and estimates of lost rental revenue during the expected lease-up periods based on its evaluation of current market demand. Management also estimates costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs. Leasing commissions, legal and other related costs (“lease origination costs”) are classified as deferred charges in the accompanying consolidated balance sheets.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at June 30, 2014.

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

Revenue Recognition

The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and will include amounts expected to be received in later years in deferred rent receivable. The Company will record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred. The Company will make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. The Company does not expect the actual results to differ from the estimated reimbursement.

The Company makes estimates of the collectability of its tenant receivables related to base rents, expense reimbursements and other revenue or income. The Company will specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on its net income because a higher bad debt reserve results in less net income. The provision for doubtful accounts at both June 30, 2014 and December 31, 2013 was approximately $608,000.

Interest income from loans receivable is recognized based on the contractual terms of the debt instrument utilizing the effective interest method. Under the effective interest method, interest income is recognized at a constant yield based on the increasing or decreasing carrying value of the loans. The total interest income for each period is the carrying value of the loans at the start of the period multiplied by the effective interest rate.

Depreciation and Amortization

The Company uses the straight-line method for depreciation and amortization. Buildings and building improvements are depreciated over the estimated useful lives which the Company estimates to be 27 to 40 years. Land improvements are depreciated over the estimated useful life of 15 years. Tenant improvements are amortized over the shorter of the life of the related leases or their useful life. Furniture and fixtures are depreciated over the estimated useful lives that range from 5 to 7 years.

Deferred Charges

Deferred charges consist principally of leasing commissions and acquired lease origination costs (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the term of the related debt obligation). As of June 30, 2014 and December 31, 2013 deferred charges consisted of the following:

	June 30, 2014	December 31, 2013
Leasing commissions-acquired leases	$1,731,102	$1,289,812
Legal-acquired lease	27,767	6,016
Deferred financing costs	1,007,552	529,920
Total	2,766,421	1,825,748
Less accumulated amortization(1)	329,002	187,261
Deferred charges, net of accumulated amortization	$2,437,419	$1,638,487

(1)	Includes amortization of deferred financing costs of $58,366 in 2014.

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

The Advisor will advance the Company’s organization and offering expenses to the extent the Company does not have the funds to pay such expenses. The Company will reimburse the Advisor for organization and offering expenses up to 2% of the total offering price paid by investors (including proceeds from sale of Common Shares, plus applicable selling commissions and dealer manager fees paid by purchasers of Common Shares). On December 28, 2012, the Company broke escrow, at which time organization and offering expenses advanced by the Advisor became a liability to the Company, subject to the 2% limitation noted above. Between November 25, 2011 and June 30, 2014, the Company paid $2,437,217 of offering costs of which $248,344 was recorded to additional paid-in capital and $2,188,873 was recorded to deferred offering costs in the accompanying consolidated balance sheet. The Company will reclassify amounts from deferred offering costs to additional paid in capital based on 2% of the total offering price paid to investors. Amounts paid by the Company in excess of the 2% limitation at the end of the offering will be reimbursed by the Advisor. As of June 30, 2014, the Advisor had incurred an additional $10.1 million of organization and offering expenses, of which $192,037 was billed and paid to the Advisor at June 30, 2014.

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

Basic and Diluted Earnings (Loss) per Common Share

Basic earnings (loss) per Common Share is calculated by dividing net income (loss) by the weighted average number of Common Shares outstanding during each period. Diluted earnings (loss) per Common Share includes the effects of potentially issuable Common Shares, but only if dilutive. There were no dilutive Common Shares as of June 30, 2014 and 2013.

Accounting Standard Updates

In April 2014, the FASB issued guidance which amends the requirements for reporting discontinued operations. Under the amended guidance, a disposal of an individual property or group of properties (i.e., when a property or properties are sold or meet the criteria to be classified as “held for sale”) is required to be reported in “discontinued operations” only if the disposal represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results. The amended guidance also requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014. The adoption of the guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This update is effective for interim and annual reporting periods, beginning after December 15, 2016. We are currently in the process of evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

3.	Acquisitions

On May 21, 2014, we acquired the fee simple interest in Parkway, a 44,323 rentable square foot commercial property, for $14.5 million, excluding closing costs. The property was 100% leased at closing.

Closing costs were approximately $669,700, prepaid expenses and escrows were approximately $196,000 and fees paid to the Advisor were approximately $248,000. Closing costs included $362,000 in supplemental transaction-based advisory fees for financing and equity placement paid to United Realty Partners, LLC (“URP”), an entity controlled and indirectly owned by the Company’s chief executive officer and secretary. We funded the acquisition as follows: (i) $10.3 million with a new first mortgage loan secured by the property; (ii) cash from our OP of approximately $3.2 million; and (iii) a $2.1 million preferred loan from a third party. The 10-year preferred loan yields a preferred return of 15% per annum, compounded monthly (increasing to 24% per annum upon the occurrence of certain events of default) and requires monthly distributions to the preferred lender. The property-holding entity must redeem the preferred loan by June 6, 2024, and has the right to do so at any time upon 30 days prior written notice. Additionally, the lender of the preferred loan may require the OP to redeem the preferred loan at any time after April 21, 2015 upon 30 days prior written notice. The cash from the OP included $1.7 million in proceeds from the OP’s issuance to two third parties of an aggregate of 17 class MB units (the “MB Units”) of limited partnership interest. The OP issued 12 MB Units to one of the two investors in consideration for a capital contribution of $1.2 million. Such 12 MB Units must be redeemed by the Company in November 2014 for $1.32 million. The OP issued five MB Units to the other investor in consideration for a capital contribution of $500,000. Such five MB Units entitle the holder thereof to an annualized preferred return of 10% on the amount of the capital contribution, and must be redeemed by the Company in May 2015.

Regarding the acquisition of Parkway, the fair values of in-place leases and other intangibles have been allocated to intangible assets and liability accounts. Such allocations are preliminary and may be adjusted as final information becomes available. The Company assessed the fair value of the lease intangibles based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are Level 3 in the fair value hierarchy.

The financial information set forth below summarizes our preliminary purchase price allocations for the property acquired during the six months ended June 30, 2014 (in thousands).

June 30, 2014
ASSETS
Land	$2,815
Building and improvements	9,383
Acquired in-place lease costs	2,440
Above market lease value	51
Assets acquired	14,689
Below market lease value	154
Liabilities assumed	154
Purchase price allocation	$14,535

Pro Forma Financial Information

The pro forma financial information set forth below is based upon the Company’s historical consolidated statements of operations for the three and six months ended June 30, 2014 and 2013, adjusted to give effect to the property transaction as if it closed on January 1, 2013.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of the year, nor does it purport to represent the results of future operations (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Statement of operations:
Revenue	$1,271	$1,131	$2,460	$1,534
Property operating and other expenses	(1,523)	(1,142)	(2,543)	(3,568)
Depreciation and amortization	(383)	(254)	(726)	(332)
Net loss attributable to United Realty Trust Incorporated	$(635)	$(265)	$(809)	$(2,366)

4.	Mortgage Notes Payable

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

On August 2, 2013, the 14 Highland JV obtained a first mortgage loan (the “Carver Loan”) from Carver Bank in an amount equal to $1.5 million to provide the acquisition funding for 14 Highland. The Carver Loan has an initial five-year term ending on September 5, 2018 and provides the 14 Highland JV with the option to extend the maturity date to September 5, 2023. The Carver Loan bears interest at a per annum fixed rate of 4.25% and is secured by a mortgage on 14 Highland. During the extended term, the interest rate will be a fixed rate equal to the greater of: (i) 4.50% per annum; or (ii) the Wall Street Journal’s Prime Rate in effect within three (3) business days prior to September 5, 2018, plus 2.00% per annum.

On May 21, 2014, we closed on a first mortgage loan (the “Starwood Loan”) from Starwood Mortgage Capital, LLC in an amount equal to $10.3 million, to provide the acquisition funding for Parkway. The Starwood Loan bears interest at 4.788% with a maturity date of June 6, 2024. We are required to make initial monthly interest-only payments for 24 months following the closing of the loan and thereafter payments of principal and interest over a 30-year amortization period. The Starwood Loan is secured by a mortgage on the property, is guaranteed by URTI, and may be accelerated only in the event of a default. We may prepay all or any portion of the principal amount without a prepayment penalty under a defeasance clause in the loan.

The principal maturity of mortgage notes payable during the next five years and thereafter is as follows (in thousands):

	Principal Repayments	Scheduled Amortization	Total
2014	$—	$121	$121
2015	—	257	257
2016	—	354	354
2017	—	439	439
2018	14,716	251	14,967
Thereafter	8,860	1,036	9,896
	$23,576	$2,458	$26,034

5.	Capitalization

Under the Company’s charter, the Company has the authority to issue 200,000,000 Common Shares and 50,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On November 17, 2011, the Sponsor purchased 18,182 Common Shares for total cash consideration of $200,000 to provide the Company’s initial capitalization. On November 25, 2011, for $50,000, the Sponsor purchased 500,000 shares of preferred stock, subsequently exchanged for 500,000 sponsor preferred shares (“Sponsor Preferred Shares”), which are convertible into Common Shares upon the terms and subject to the conditions set forth in the Company’s charter, and which have a preference upon the Company’s liquidation, dissolution or winding up as described below. Upon the Company’s liquidation, dissolution or winding up, the Sponsor will receive a preference in the amount of 15% of any excess of the net sales proceeds from the sale of all the assets in connection with such liquidation, dissolution or winding up over the amount of Invested Capital, as defined in the Company’s charter, plus a cumulative non-compounded pre-tax annual return to holders of Common Shares of 7% on Invested Capital. The Company’s board of directors is authorized to amend its charter from time to time, without the approval of the stockholders, to increase or decrease the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of June 30, 2014, there were 1,002,443 Common Shares outstanding.

6.	Stock Incentive Plan

The Plan, as outlined in the prospectus, provides for the grant of equity incentive awards to the Company’s independent directors, officers and employees, employees of the Advisor and other affiliates and consultants. The aggregate number of Common Shares that may be issued or used for reference purposes or with respect to which awards may be granted under the Plan shall not exceed the lesser of five percent (5%) of Common Shares outstanding on a fully diluted basis at any time and 5,000,000 Common Shares, which may be either authorized and unissued Common Shares or Common Shares held in or acquired for the treasury of the Company or both. The vesting period of stock-based awards will be determined by the Company’s compensation committee. During the six months ended June 30, 2014 the Company granted 20,699 Common Shares under the Plan all of which were fully vested as of June 30, 2014. The 20,699 Common Shares were granted to employees of an affiliate of the Company and to an independent consultant for services provided to the Company. These Common Shares were recorded as a reduction to a receivable from an affiliated entity. During the six months ended June 30, 2013, the Company granted 6,300 Common Shares under the Plan all of which were fully vested as of June 30, 2013. During the three and six months ended June 30, 2014 and 2013, the Company expensed $18,000, $36,000, $18,000 and $18,000 respectively. As of June 30, 2014, the cost associated with this restricted stock compensation related to outstanding non-vested restricted stock grants awarded in 2013 was fully amortized.

7.	Related Party Arrangements

The Company has executed an advisory agreement with the Advisor and a property management agreement with URA Property Management LLC (the “Property Manager”), an affiliate of the Sponsor. Effective September 20, 2013 the Company executed a dealer manager agreement with Cabot Lodge Securities, LLC (the “Dealer Manager”), a Delaware limited liability company and member of the Financial Industry Regulatory Authority, Inc. (“FINRA”) that does business as United Realty Securities and that is indirectly owned by the Sponsor. Prior to September 20, 2013 the Company had a dealer manager agreement with an unaffiliated party which had a soliciting dealer agreement with Cabot Lodge Securities. These agreements entitle the Advisor, the Dealer Manager, and the Property Manager to specified fees upon the provision of certain services with regard to the offering and the investment of funds in real estate properties and real estate-related investments, among other services, as well as reimbursement of organization and offering expenses incurred by the Advisor and the Dealer Manager on behalf of the Company (as discussed in Note 2) and certain costs incurred by the Advisor in providing services to the Company. The Company has engaged and may engage from time to time, URP, an entity controlled and indirectly owned by the Company’s chief executive officer and secretary, to provide brokerage services, services in connection with the origination or refinancing of debt, or advice in connection with joint venture opportunities and equity financing opportunities for the Company’s properties.

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2014 and any related amounts payable as of June 30, 2014 and December 31, 2013.

	Incurred		Payable as of
	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	December 31, 2013
Expensed
Reimbursable general and administrative expenses	$—	$775,509	$—	$—
Reimbursable property operating expenses and acquisition fee	—	223,059	—	—
Supplemental transaction-based advisory fees	259,000	229,175	—	—
Acquisition fees	145,700	240,675	—	—
Property Management fees	76,258	9,537	—	—
Oversight Fees	1,387		—	—
Asset Management fees	107,332	44,819	—	—
Additional Paid-in Capital
Reimbursable other offering costs	—	30,451	—	—
Capitalized
Financing coordination fee	206,000	145,000	—	—

8.	Distributions

The Operating Partnership’s limited partnership agreement generally provides that the Operating Partnership will distribute cash available for distribution to the partners of the Operating Partnership in proportion to each such partner’s holding of GP Units and/or OP Units, as such terms are defined in the Operating Partnership’s limited partnership agreement at the times and in the amounts as determined by the Company, as the general partner. During the six months ended June 30, 2014, the Company has distributed $169,751 in cash and $127,073 in Common Shares through the DRIP.

9. Economic Dependency

The Company is dependent on the Advisor or its affiliates for certain services that are essential to the Company, including the sale of the Common Shares, asset acquisition, management and disposition decisions and other general and administrative responsibilities. If the Advisor and its affiliates are unable to provide such services, the Company would be required to find alternative service providers.

10. Subsequent Events

The Company reviewed all activity from July 1, 2014 to the date the financial statements were issued and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements.

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our MD&A should be read in conjunction with our accompanying financial statements and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to United Realty Trust Incorporated, a Maryland corporation, and, as required by context, United Realty Capital Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership” or the “OP”).

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have limited operating history and, as of June 30, 2014, our assets totaled approximately $44.5 million;

•	our ability to raise capital in our continuous initial public offering (“IPO”);

•	our ability to deploy effectively the proceeds we raise in our offering of shares of common stock, par value $0.01 per share (“Common Shares”);

•	changes in economic conditions generally and the real estate market specifically;

•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts (“REITs”));

•	the availability of credit;

•	interest rates; and

•	changes to generally accepted accounting principles in the United States (“GAAP”).

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

On December 28, 2012, we received and accepted aggregate subscriptions in excess of the minimum of 200,000 Common Shares, broke escrow and issued Common Shares to our initial investors, who were admitted as stockholders. As of June 30, 2014 we had sold 1,002,443 Common Shares for gross offering proceeds of approximately $10.1 million and net offering proceeds of $9.0 million.

As of June 30, 2014, we owned a 69.2 % interest in a joint venture that owns a residential property located at 2520 Tilden Avenue in Brooklyn, New York (“Tilden House”), a 14.6% interest in a joint venture that owns a residential property known as 14 Highland Ave., Yonkers, New York (“14 Highland”), and a medical building located at 945 82nd Parkway, Myrtle Beach, SC (“Parkway”). In addition, as of June 30, 2014, we owned a 76.7% interest in a joint venture that owns a mortgage note secured by properties located at 58 and 70 Parker Avenue, in Poughkeepsie, NY.

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

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO accordingly.

The table below provides a reconciliation of net loss applicable to stockholders in accordance with GAAP to FFO and MFFO for the three and six months ended June 30, 2014. We determined the reporting of FFO and MFFO for the six months ended June 30, 2013 will not be useful since did not own any real estate assets during most of the first quarter of 2013.

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2014

Net loss for period	$(622,913)	$(133,989)	$(774,990)
Plus: Real property depreciation	174,107	132,750	322,216
Amortization of tenant improvements and allowances	29,272	6,958	44,260
Amortization of deferred leasing costs	138,452	41,634	245,945
FFO	$(281,082)	$47,353	$(162,569)

Add: Acquisition transaction costs (1)	448,683	54,187	449,528
Add: Amortization of Above/below-market rent and straight line rent receivable (2)	4,400	(3,906)	18,706
MFFO	$172,001	$97,634	$305,665

Net cash provided by (used in):
Operating activities	$52,061	$(943,008)	$648,126
Investing activities	$(14,248,133)	$(34,544)	$(14,538,632)
Financing activities	$13,999,751	$989,962	$13,597,237

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. There may be inadequate proceeds from the sale of Common Shares in our IPO to pay or reimburse, as applicable, our Advisor for acquisition fees and expenses, and therefore such fees may need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

Results of Operations

Comparison of the three months ended June 30, 2014 to the three months ended June 30, 2013

As of June 30, 2014, we owned interests in three properties and one real estate-related asset. At June 30, 2013, we owned one property which we acquired on March 29, 2013.

	Three Months Ended
	June 30, 2014	June 30, 2013	Change
Revenues
Base rents	$862,921	$668,455	$194,466
Recoveries from tenants	192,749	79,932	112,817
Other	992	—	992
Total revenue	1,056,662	748,387	308,275

Operating expenses
Property operating	184,675	78,464	106,211
Property taxes	102,821	84,080	18,741
General & administrative expenses	108,973	147,104	(38,131)
Depreciation and amortization	341,831	181,342	160,489
Acquisition transaction costs	448,683	54,187	394,496
Total operating expenses	1,186,983	545,177	641,806

Operating income (loss)	(130,321)	203,210	(333,531)
Non-operating expenses
Interest expense	(319,314)	(183,216)	(136,098)
Amortization of deferred financing costs	(31,790)	(22,733)	(9,057)

Net loss	$(481,425)	$(2,739)	$(478,686)

Rental Income

Rental income increased approximately $308,000 for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase in rental income was driven primarily by our acquisition of 14 Highland in August 2013 and Parkway in May 2014.

Property Operating Expenses and Property Taxes

Property operating expenses and property taxes increased approximately $106,000 and $19,000 for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, respectively. Property operating expenses consist primarily of asset management fees paid to our advisor, property insurance and utilities. The increase in these expenses was driven primarily by our acquisition of 14 Highland in August 2013 and Parkway in May 2014.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2014 amounted to approximately $109,000 compared to approximately $147,000 during the three months ended June 30, 2013. General and administrative expenses consist primarily of professional fees, director fees and insurance costs.

Depreciation and Amortization Expense

Depreciation and amortization expense increased approximately $160,000 for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. Depreciation and amortization expense is driven by the timing of real estate acquisitions. The increase in these expenses was driven primarily by our acquisition of 14 Highland in August 2013 and Parkway in May 2014.

Acquisition Transaction Costs

Acquisition transaction costs for the three months ended June 30, 2014 amounted to approximately $449,000 resulting from the acquisition of Parkway in May 2014.

Interest Expense

Interest expense increased approximately $136,000 for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. This increase is driven primarily by the financing costs associated with the acquisition of Parkway.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in our offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Comparison of the six months ended June 30, 2014 to the six months ended June 30, 2013

As of June 30, 2014, we owned interests in three properties and one real estate-related asset. We acquired these interests in March 2013, August 2013 and May 2014. Accordingly, our results of operations for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 reflect significant increases in most categories relating to property operations.

	Six Months Ended
	June 30, 2014	June 30, 2013	Change
Revenues
Base rents	$1,585,626	$687,156	$898,470
Recoveries from tenants	272,683	79,932	192,751
Other	1,692	—	1,692
Total revenue	1,860,001	767,088	1,092,913

Operating expenses
Property operating	326,451	78,464	247,987
Property taxes	195,369	84,081	111,288
General & administrative expenses	193,656	786,686	(593,030)
Depreciation and amortization	612,421	185,661	426,760
Acquisition transaction costs	449,528	1,387,757	(938,229)
Total operating expenses	1,777,425	2,522,648	(745,223)

Operating income (loss)	82,576	(1,755,560)	1,838,136
Non-operating expenses
Interest expense	(514,498)	(189,258)	(325,240)
Amortization of deferred financing costs	(58,366)	(23,466)	(34,900)

Net loss	$(490,288)	$(1,968,284)	$1,477,996

Rental Income

Rental income increased approximately $1.1 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase in rental income was driven primarily by the timing of our property acquisitions as noted above.

Property Operating Expenses and Property Taxes

Property operating expenses and property taxes increased approximately $248,000 and $111,000 for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, respectively. Property operating expenses consist primarily of asset management fees paid to our advisor, property insurance and utilities. The increase in these expenses was driven primarily by the timing of our property acquisitions as noted above.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2014 amounted to approximately $194,000 compared to approximately $787,000 during the six months ended June 30, 2013. General and administrative expenses consist primarily of professional fees, director fees and insurance costs. The significant decrease in general and administrative expenses was the result of a change in policy effective April 1, 2013 in which salaries of certain advisor employees were no longer allocated to us.

Depreciation and Amortization Expense

Depreciation and amortization expense increased approximately $427,000 for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. Depreciation and amortization expense is driven by the timing of real estate acquisitions. We acquired properties, or interests in properties, in March 2013, August 2013 and May 2014.

Acquisition Transaction Costs

Acquisition transaction costs for the six months ended June 30, 2014 amounted to approximately $449,000 resulting from the acquisition of Parkway in May 2014 compared to approximately $1.4 million resulting from the acquisition of properties and real estate related investments in 2013.

Interest Expense

Interest expense increased approximately $325,000 for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. This increase is driven primarily by the financing costs associated with the closing of acquisitions in 2013 and 2014.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in our offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Our Advisor will advance our organization and offering expenses to the extent we do not have the funds to pay such expenses. Organization and offering expenses advanced by our Advisor became liabilities to us when our primary offering broke escrow on December 28, 2012. We will reimburse our Advisor up to 2% of the total offering price paid by investors (which includes proceeds to us from the sale of Common Shares, plus applicable selling commissions and dealer manager fee) for organization and offering expenses. Between November 25, 2011 and June 30, 2014, we paid $2,437,217 of offering costs of which $248,344 was recorded to additional paid-in capital and $2,188,873 was recorded to deferred offering costs in the consolidated balance sheet. We will reclass amounts from deferred offering costs to additional paid in capital based on 2% of the total offering price paid to investors. Amounts that we paid in excess of the 2% limitation at the end of the offering will be reimbursed by the Advisor. As of June 30, 2014, our Advisor had incurred approximately $10.1 million of organization and offering expenses of which $192,037 has been billed to and paid by us.

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

Net Cash Flows

Operating Activities

Net cash flows provided by operating activities amounted to approximately $648,000 during the six months ended June 30, 2014. This was driven primarily by the additional real estate properties acquired in August 2013 and May 2014.

Investing Activities

Net cash flows used for investing activities amounted to approximately $14.5 million during the six months ended June 30, 2014. This use was primarily for the acquisition of Parkway.

Financing Activities

Net cash flows provided by financing activities amounted to approximately $13.6 million for the six months ended June 30, 2014. During the six months ended June 30, 2014, we received approximately $2.7 million from the sale of our Common Shares, net of registration expenditures and redemptions. We incurred approximately $2.2 million in deferred offering costs. We made approximately $171,000 and $285,000 of distributions to common stockholders and non-controlling interest, respectively. We closed on approximately $14.1 million of additional financing in connection with the acquisition of Parkway and incurred approximately $478,000 in deferred financing costs. In addition, we paid approximately $122,000 in principal repayments on our outstanding mortgages.

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

We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

The following table shows the sources for the payment of distributions to common stockholders for the periods presented:

	Three months ended				Six months ended
	March 31, 2014		June 30, 2014		June 30,2014
Distributions:		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions paid in cash	$79,557	61.0%	$90,195	54.2%	$169,752	57.2%
Distributions reinvested	50,916	39.0	76,157	45.8	127,073	42.8
Total distributions	$130,473	100.0%	$166,352	100.0%	$296,825	100.0%

Source of distribution coverage:
Cash flows provided by operations	$79,557	61.0%	$52,061	31.3%	$131,618	44.3%
Common Shares issued under the DRIP	50,916	39.0	76,157	45.8	127,073	42.8
Proceeds from issuance of Common Shares	—	—	38,134	22.9	38,134	12.8
Total sources of distributions	$130,473	100.0%	$166,352	100.0%	$296,825	100.0%

Cash flows used in operations (GAAP basis)	$596,065		$52,061		$648,126
Net loss attributable to stockholders (in accordance with GAAP)	$(152,077)		$(622,913)		$(774,990)

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

We currently have approximately $26.0 million of mortgage notes payable. Once we have fully invested the proceeds of our IPO, assuming we sell the maximum amount, we expect that our portfolio-wide loan-to-value ratio (calculated after the close of our IPO) will be approximately 65%. For purposes of calculating our 65% target leverage, we will determine the loan-to-value ratio on our portfolio based on the greater of the aggregate cost and the fair market value of our investments and other assets. There is no limitation on the amount we may borrow for the purchase of any single asset. Our charter allows us to incur leverage up to 300% of our total “net assets” (as defined by our charter and the Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted by the membership of the North American Securities Administrators Association on May 7, 2007) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. We may only exceed this 300% limit with the approval of a majority of our independent directors.

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

Other Obligations

In an effort to provide our stockholders with a limited amount of liquidity in respect of their investment in Common Shares, we have adopted a share repurchase program whereby on a daily basis, stockholders who have held their Common Shares for at least one year may request that we repurchase all or any portion (but generally at least 25%) of their Common Shares. Prior to the NAV pricing start date, as defined in the Registration Statement, stockholders who have held their Common Shares for at least one year may have their Common Shares repurchased (a) in the case of hardship, as defined below, at the total offering price paid or (b) in the discretion of the Advisor, at a price of 92% of the total offering price paid, but in neither event at a price greater than the offering price per Common Share under the DRIP. Following the NAV pricing start date, the repurchase price per Common Share on any business day will be 95% of our NAV per Common Share for that day, calculated after the close of business on the repurchase request day, without giving effect to any share purchases or repurchases to be effected on such day; provided, however, that while the primary offering is ongoing, in no event will the repurchase price following the NAV pricing start date exceed the then-current offering price under the primary offering. We define “hardship” to mean: (a) the death of a stockholder; (b) the bankruptcy of a stockholder; (c) a mandatory distribution under a stockholder’s IRA; or (d) another involuntary exigent circumstance, as approved by our board. Prior to the NAV pricing start date, we will limit the Common Shares repurchased during any calendar quarter to 1.25% of the weighted average number of Common Shares outstanding during the previous calendar quarter, or approximately 5% of the weighted average number of Common Shares outstanding in any 12-month period. Following the NAV pricing start date, we will limit Common Shares repurchased during any calendar quarter to 5% of NAV as of the last day of the previous calendar quarter or as of the NAV pricing start date if it occurred during the then-current quarter, or approximately 20% of NAV in any 12-month period. Our board of directors has the right to modify, suspend or terminate the share repurchase program for any reason.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2014.

Contractual Obligations

The following table presents the principal and interest amounts of our long-term debt maturing each year, including amortization of principal based on debt outstanding at June 30, 2014 (in thousands):

Contractual obligations:	2014	2015	2016	2017	2018	Thereafter	Total

Mortgage Notes Payables	$120	$257	$353	$439	$14,968	$9,897	$26,034
Mortgage Interest Expense	702	1,274	1,264	1,240	747	2,483	7,710
Total	$822	$1,531	$1,617	$1,679	$15,715	$12,380	$33,744

Inflation

We may be adversely impacted by inflation on our residential leases at 14 Highland, which currently do not contain indexed escalation provisions. However, the leases for Tilden House and Parkway contain base rent escalations based on CPI. We anticipate that in the future, if we enter into triple net leases, the tenant will be obligated to pay all property-level operating expenses, which may include maintenance costs, real estate taxes and insurance. This may reduce our exposure to increases in costs and operating expenses resulting from inflation.

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

As of June 30, 2014, our debt consisted of fixed-rate secured mortgage loans payable, with a carrying value of $26.0 million, which approximated the fair value at June 30, 2014. Changes in market interest rates on our fixed-rate debt impact the fair value of the loans, but have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2014 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $4.9 million. A 100 basis point decrease in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $2.5 million. These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of June 30, 2014, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

Our chief executive officer and chief financial officer, together with other members of our management, after conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act), concluded that our disclosure controls and procedures were effective as of June 30, 2014 at a reasonable level of assurance, as required by paragraph (b) of Rule 13a-15 and Rule 15d-15 under the Exchange Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item	1. Legal Proceedings.

As of June 30, 2014, neither the Company nor the Operating Partnership were involved in any material litigation nor, to management’s knowledge, was any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

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

Our cash flows provided by operations of $648,126 for the six months ended June 30, 2014 covered our distributions paid of $296,825 (inclusive of $127,073 of Common Shares issued under our DRIP) during such period. Our cash flows used in operations of ($3,210,347) for the 12 months ended December 31, 2013 was a shortfall of $3,543,683 to our distributions paid of $333,336 (inclusive of $199,093 of Common Shares issued under our DRIP) during such period. Such shortfall was paid from proceeds from the issuance of Common Shares, including under our DRIP.

Investors who invest in us at the beginning of our IPO may realize a lower rate of return than later investors because earlier investors may receive a relatively larger proportion of distributions from sources other than operating cash flow.

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

Commencing on the NAV pricing start date, the offering price per Common Share in our primary offering and under our DRIP and the share repurchase program will vary from day to day based on our NAV per Common Share on each business day. Investors who invest in us before the NAV pricing start date may be diluted if the NAV pricing start date occurs before the end of our primary offering and our NAV per Common Share falls below the price such investors paid, because other stockholders may purchase shares in our primary offering and under our DRIP at the lower price of NAV per Common Share. If, during our primary offering, our daily NAV falls significantly below our offering price, investors may be deterred from purchasing Common Shares. If we do not raise significant additional funds in our IPO, it is likely that we will not be able to achieve optimal diversification and that our profitability will fluctuate with the performance of individual assets. We are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Your investment in our Common Shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In addition, to the extent we are not able to raise additional funds, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to pay distributions could be adversely affected.

The investment objectives of the prior programs of the principal of our Sponsor, and the investments for his own account, were markedly different from our own, so the performance of such prior investments are not indicative of the returns, if any, we may achieve.

Our primary investment objectives are to achieve stable cash distributions, preservation of capital, diversification, growth, and future liquidity, through a dual strategy involving acquisitions of stabilized, cash-flowing properties and of opportunistic properties. The section of our prospectus titled “Prior Performance Summary” and the tables included in Appendix A therein, which we have filed with the SEC, disclose the prior performance of affiliates of our Sponsor, but the investment objectives of the programs and other investments disclosed were markedly different from our own. For example, the primary investment objectives of some of Mr. Frydman’s prior investments were capital appreciation with a secondary objective of income, which differ from our investment objectives of stable cash distributions, preservation of capital contributions, portfolio diversification, growth in the value of our assets upon their sale and the potential for future liquidity. Because the investment objectives of such prior programs and other investments diverged so widely from ours, the results of those programs and other investments are not indicative of the returns, if any, we may achieve.

Commencing on the NAV pricing start date, the purchase of Common Shares in our IPO and the repurchase of our Common Shares under our share repurchase program will be at a price equal to our NAV per Common Share, which will be calculated based upon subjective judgments, assumptions and opinions about future events, and may not be accurate. As a result, our daily NAV per Common Share may not reflect the amount that you might receive for your Common Shares in a market transaction, and you will not know the NAV per Common Share at the time of purchase.

Commencing on the NAV pricing start date, we will base the purchase price of Common Shares and the repurchase price for Common Shares under our share repurchase program on our NAV per Common Share. NAV will be calculated by estimating the market value of our assets and liabilities, many of which may be illiquid. An independent valuer will perform valuations of our real estate portfolio and provide the board with the metrics to be used in calculating our daily NAV, all of which the board of directors will approve. The valuation may not be precise because the valuation methodologies used to value a real estate portfolio involve subjective judgments, assumptions and opinions about future events. Any resulting disparity may benefit the stockholders whose Common Shares are or are not being repurchased under our share repurchase program, those purchasing or not purchasing Common Shares or those participating or not participating in our DRIP. Investors will not know the NAV per Common Share at which they will purchase Common Shares at the time they submit a purchase order following the NAV pricing start date. See the section of our prospectus titled “Valuation Policies” for more details about how our NAV will be calculated.

It may be difficult to accurately reflect material events that may impact our daily NAV between valuations and, accordingly, commencing on the NAV pricing start date, we may be selling Common Shares and repurchasing Common Shares under our share repurchase program at too high or too low a price.

Commencing on the NAV pricing start date, our independent valuer will estimate at least annually the market value of our principal assets and liabilities, and also provide the metrics to be used in the subsequent calculation of NAV, and we will rely on those estimates to determine the daily NAV per Common Share. As a result, the published NAV per Common Share may not fully reflect changes in value that may have occurred since the prior valuation. Furthermore, it may be difficult to reflect changing market conditions or material events that may impact the value of our portfolio between valuations, or to obtain timely complete information regarding any such events. Therefore, the NAV per Common Share published after the announcement of an extraordinary event may differ significantly from our actual NAV until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment to be made to NAV, on a going forward basis, is determined by our Advisor and our independent valuer. Any resulting disparity may benefit the stockholders whose Common Shares are or are not being repurchased, those purchasing or not purchasing Common Shares or those who do or do not elect to participate in our DRIP.

Because we rely on affiliates of United Realty for the provision of advisory, property management and dealer manager services, if United Realty is unable to meet its obligations, we may be required to find alternative providers of these services, which could result in a significant and costly disruption of our business.

United Realty, through one or more of its subsidiaries, owns and controls our Advisor, URP, United Realty Securities and our Property Manager. The operations of our Advisor, URP, United Realty Securities and our Property Manager rely substantially on United Realty. United Realty is dependent on its principal, who in turn depends on fee income from his sponsored real estate programs. Real estate market disruptions could adversely affect the amount of such fee income. If the principal of our Sponsor becomes unable to meet his obligations as they become due, he might liquidate United Realty, and we might be required to find alternative service providers, which could result in a significant disruption of our business and would likely adversely affect the value of your investment in us.

Market disruptions could adversely impact aspects of our operating results and operating condition.

Market disruptions, including recessions, reduced consumer spending, sovereign downgrades and lack of credit, could reduce demand for hotel space and remove support for rents and property values. The value of our properties may decline if any such market conditions were to emerge.

Our business could be affected by future market and economic challenges experienced by the U.S. economy. These conditions could materially affect the value and performance of our properties, and could affect our ability to pay distributions, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due. Any such challenging economic conditions also could impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Specifically, market disruptions could have any of the following adverse consequences:

•	the financial condition of tenants occupying the properties we acquire could be adversely affected, which could result in us having to increase concessions, reduce rental rates or make capital improvements beyond those contemplated at the time we acquired the properties in order to maintain occupancy levels or to negotiate for reduced space needs, which could result in a decrease in our occupancy levels;

•	significant job losses could occur, which could decrease demand for office space, multifamily communities and hospitality properties and result in lower occupancy levels, which could result in decreased revenues for properties that we acquire, which could diminish the value of such properties that depend, in part, upon the cash flow generated by such properties;

•	there could be an increase in the number of bankruptcies or insolvency proceedings of tenants and lease guarantors, which could delay our efforts to collect rent and any past due balances under the relevant leases and ultimately could preclude collection of these sums;

•	credit spreads for major sources of capital could widen if investors demanded higher risk premiums, resulting in lenders increasing the cost for debt financing;

•	our ability to borrow on terms and conditions that we found acceptable, or at all, could be limited, which could result in our investment operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make distributions to our stockholders, reduce our ability to pursue acquisition opportunities if any, and increase our interest expense;

•	there could be a reduction in the amount of capital available to finance real estate, which, in turn, could lead to a decline in real estate values generally, slow real estate transaction activity, reduce the loan-to-value ratio upon which lenders are willing to lend, and make sourcing or refinancing our debt more difficult;

•	the value of certain properties we may acquire could decrease below the amounts we paid for them, which could limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and could reduce the availability of unsecured loans;

•	to the extent that we may use or purchase derivative financial instruments, one or more counterparties to such derivative financial instruments could default on their obligations to us, or could fail, increasing the risk that we may not realize the benefits of those instruments; and

•	the value and liquidity of our short-term investments could be reduced as a result of dislocations in the markets for our short-term investments and increased volatility in market rates for such investments or other factors.

Valuations and appraisals of our properties and valuations of our investments in real estate-related assets are estimates of fair value and may not necessarily correspond to realizable value, which could adversely affect the value of your investment.

Commencing on the NAV pricing start date, in order to calculate our daily NAV, our properties will initially be valued at cost, which we expect to represent fair value. After this initial valuation, valuations of properties will be conducted in accordance with our valuation guidelines and will be based partially on appraisals performed by our independent valuer. Similarly, our real estate-related asset investments will initially be valued at cost, and thereafter will be valued at least annually, or in the case of liquid securities, daily, as applicable, at fair value as determined by our Advisor. See the section of our prospectus titled “Valuation Policies.” The valuation methodologies used to value our properties will involve subjective judgments concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses. Appraisals and valuations will be only estimates, and ultimate realization depends on conditions beyond our Advisor’s control. Further, valuations do not necessarily represent the price at which we would be able to sell an asset, because such prices would be negotiated. We will not retroactively adjust the valuation of such assets, the price of our Common Shares in our primary offering or under our DRIP, the price we paid to repurchase Common Shares or NAV-based fees we paid to our Advisor. Because commencing on the NAV pricing start date the price of Common Shares in our primary offering or under our DRIP and the price at which your Common Shares may be repurchased by us pursuant to our share repurchase plan are based on our estimated NAV per Common Share, you may pay more than realizable value or receive less than realizable value for your investment.

Commencing on the NAV pricing start date, in calculating our daily NAV, our Advisor will base its calculations in part on independent appraisals of our properties, the accuracy of which our Advisor will not independently verify.

In calculating our daily NAV, our Advisor will include valuations of individual properties and the metrics which will be used to calculate our daily NAV that were obtained from our independent valuer. We will not independently verify the appraised value of our properties or the metrics used to arrive at those valuations. As a result, the appraised value of a particular property may be greater or less than its potential realizable value, which would cause our estimated NAV to be greater or less than the potential realizable NAV.

Commencing on the NAV pricing start date, our NAV per Common Share may suddenly change if the appraised values of our properties materially change or the actual operating results differ from what we originally budgeted for that month.

Appraisals of our properties used to calculate our daily NAV will probably not be spread evenly throughout the calendar year. Each of our properties will be appraised at least annually, and appraisals will be scheduled over the course of a year so that approximately 25% of all properties are appraised each quarter. We anticipate that such appraisals will be conducted near the end of the calendar quarter in which they occur. Therefore, when these appraisals are reflected in our NAV calculation, there may be a sudden change in our NAV per Common Share. In addition, actual operating results for a given month may differ from our original estimate, which may affect our NAV per Common Share. We will base our calculation of estimated income and expenses on a monthly budget. As soon as practicable after the end of each month, we will adjust the estimated income and expenses to reflect the income and expenses actually earned and incurred. We will not retroactively adjust the daily NAV per Common Share for the previous month. Therefore, because the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect actual operating results may cause our NAV per Common Share to change, and such change will occur on the day the adjustment is made.

Commencing on the NAV pricing start date, the NAV per Common Share that we publish may not necessarily reflect changes in our NAV and in the value of your Common Shares or the impact of extraordinary events that we cannot immediately quantify.

We may experience events affecting our investments that may have a material impact on our NAV. For example, if a material lease is unexpectedly terminated or renewed, or a property experiences an unanticipated structural or environmental event, the value of a property may materially change. Furthermore, if we cannot immediately quantify the financial impact of any extraordinary events, our NAV per Common Share as published on any given day will not reflect such events. As a result, the NAV per Common Share published after the announcement of a material event may differ significantly from our actual NAV per Common Share until we are able to quantify the financial impact of such event and our NAV is appropriately adjusted on a going forward basis. The resulting potential disparity may benefit repurchasing or non-repurchasing stockholders whose Common Shares are or are not being repurchased, stockholders electing to purchase or not to purchase, or stockholders electing or not electing to participate in our DRIP, in each case at the expense of the other, depending on whether NAV is overstated or understated.

Potential changes in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.

Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on its balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. The Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board (the “IASB”) have proposed an accounting model that would significantly change lease accounting. The proposals have gone through several rounds of public comment and are not yet final. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how the real estate leasing business is conducted. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could cause a delay in investing our offering proceeds and make it more difficult for us to enter into leases on terms we find favorable.

We have incurred mortgage indebtedness, which, along with any other borrowings we may incur the future, may increase our business risks.

We have acquired and anticipate that we will continue to acquire real properties and other real estate-related investments either by assuming existing indebtedness or borrowing new funds. In addition, we may incur or increase our mortgage debt by obtaining loans secured by some of or all our real properties to obtain funds to acquire additional properties and other investments and for payment of distributions to stockholders. We also may borrow funds for payment of distributions to stockholders, in particular if necessary to satisfy the requirement that we distribute annually to stockholders at least 90% of our REIT taxable income, or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT and minimize U.S. federal income and excise tax.

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

With respect to the annual valuation requirements described above, we expect to provide an estimated value for our Common Shares annually. Until the NAV pricing start date, we expect to use the offering price of a Common Share in our IPO, which is $10.45, as the per share estimated value. Commencing on the NAV pricing start date, we will provide a daily NAV per Common Share. The estimated value is not likely to reflect the proceeds you would receive upon our liquidation or upon the sale of your Common Shares. Accordingly, we can make no assurances that such estimated value will satisfy the applicable annual valuation requirements under ERISA and the Code. The Department of Labor or the IRS may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our Common Shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.

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

Item	2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 21, 2014, in connection with our acquisition of the fee simple interest in Parkway, in consideration for $1.7 million, our OP issued to two investors not affiliated with us or our advisor, and each an “accredited investor,” as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), 17 class MB units of limited partnership interest (the “MB Units”). Our OP issued 12 MB Units to one of the two investors in consideration for a capital contribution of $1.2 million. Such 12 MB Units must be redeemed by us in November 2014 for $1.32 million. Our OP issued five MB Units to the other investor in consideration for a capital contribution of $500,000. Such five MB Units entitle the holder thereof to an annualized preferred return of 10% on the amount of the capital contribution, and must be redeemed by us in May 2015. The MB Units were offered and sold in a private placement pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. The MB Units have not been registered under the Securities Act and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements.

On August 15, 2012, we commenced our IPO on a “best efforts” basis of up to 100.0 million Common Shares. The IPO is being conducted by United Realty Securities, our dealer manager, a division of Cabot Lodge Securities, LLC, a Delaware limited liability company and a member of FINRA, that is indirectly owned by our Sponsor. We are offering the Common Shares at a price of $10.45 per Common Share, subject to certain volume and other discounts, pursuant to the Registration Statement on Form S-11 (Reg. No. 333-178651) filed with the SEC under the Securities Act (the “Registration Statement”). The Registration Statement also covers up to 20.0 million shares available pursuant to our DRIP, under which our stockholders may elect to have their distributions reinvested in additional Common Shares at the greater of $10.00 per Common Share and 95% of the fair market value per Common Share. Commencing on the NAV pricing start date, the offering price per Common Share in our primary offering and under our DRIP will be equal to our NAV per Common Share. The total dollar amount of securities registered on the Registration Statement is $1.245 billion.

As of June 30, 2014, we had 1,002,443 Common Shares outstanding. As of June 30, 2014, we had received proceeds of approximately $10.1 million from the sale of 972,470 Common Shares, including pursuant to our DRIP.

The following table reflects the offering costs associated with the issuance of Common Shares.

Six Months Ended
June 30, 2014
Selling commissions and dealer manager fees	$315,678
Other offering costs	31,242
Total offering costs	$346,920

The dealer manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of Common Shares.

Six Months Ended
June 30, 2014
Total commissions incurred from the dealer manager	$315,678
Less:
Commissions to participating broker-dealers	(220,345)
Reallowance to participating broker-dealers	—
Net to the dealer manager	$95,333

As of June 30, 2014, we have incurred $1.2 million of cumulative offering costs in connection with the issuance and distribution of Common Shares. Net offering proceeds of $9.2 million exceeded cumulative offering costs by $8.0 million as of June 30, 2014.

Cumulative offering costs include $0.9 million incurred from our dealer manager for dealer manager fees and commissions and $0.3 million from our Advisor.

We expect to use substantially all the net proceeds from our IPO to invest primarily in interests in real estate located in the United States, with a primary focus on the eastern United States and in markets that we believe are likely to benefit from favorable demographic changes, or that we believe are poised for strong economic growth.  As of June 30, 2014, we have used the net proceeds from our IPO to fund a portion of the purchase of four real estate-related investments with an aggregate purchase price of $40.3 million.

Share Repurchase Program

The table below outlines the Common Shares we repurchased pursuant to our share repurchase program during the three months ended June 30, 2014. Our share repurchase program was adopted on August 15, 2012.

	Total Number of Common Shares Repurchased	Average Price Paid per Common Share	Total Number of Common Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
April 2014	9,000	$10.00	9,000	(1)
May 2014	—	—	—	(1)
June 2014	—	—	—	(1)
	9,000	$10.00	9,000	(1)

(1)	A description of the maximum number of Common Shares that may be repurchased under our share repurchase program is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Obligations.”

During the six months ended June 30, 2014, we received two requests to repurchase an aggregate of 42,993 Common Shares pursuant to our share repurchase program. As of June 30, 2014, we had funded repurchase requests with respect to 9,000 Common Shares at an average price per share of $10.00. As of June 30, 2014, we had not approved any additional repurchase requests. We fund Common Share repurchases from cash flows from operations. As of the date of this filing and subsequent to June 30, 2014, we received two additional requests to repurchase an aggregate of 7,666 Common Shares.

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

United Realty Trust Incorporated

Date: August 14, 2014	By:	/s/ Jacob Frydman
Jacob Frydman
Chief Executive Officer, Secretary and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 14, 2014	By:	/s/ Steven Kahn
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.3*	Articles of Amendment of United Realty Trust Incorporated.
4.6*	Second Amendment to Agreement of Limited Partnership of United Realty Capital Operating Partnership, L.P.
4.7*	Issuance of Additional Partnership Interests, by and between United Realty Trust Incorporated and the investor set forth therein.
4.8*	Issuance of Additional Partnership Interests, by and between United Realty Trust Incorporated and the investor set forth therein.
10.1*	Advisory Agreement, dated as of August 15, 2012, by and among United Realty Trust Incorporated, United Realty Capital Operating Partnership, L.P. and United Realty Advisors LP.
10.15*	Second Amendment to United Realty Trust Incorporated 2012 Stock Incentive Plan.
10.16*	Amended and Restated Limited Liability Company Agreement of United 945 82nd Parkway Fee, LLC.
10.17*	Loan agreement dated as of May 21, 2014 between United 945 82nd Parkway Fee, LLC, as borrower and Starwood Mortgage Capital LLC, as lender.
10.18*	Note Consolidation, Modification and Extension Agreement made as of March 29, 2013 between 2520 Tilden Fee, LLC, as borrower, and Doral Bank, as lender.
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	XBRL (eXtensible Business Reporting Language). The following materials from the United Realty Trust Incorporated Quarterly Report on Form 10-Q for the three months ended June 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flow and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

* Filed herewith

