Form 10-Q
period 2014-09-30
United Realty Trust Inc
filed 2014-11-07
CIK 1536256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014 the registrant had 1,250,679 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED REALTY TRUST INCORPORATED

 CONSOLIDATED BALANCE SHEETS

	September 30, 2014 (Unaudited)	December 31, 2013
ASSETS
Real estate investments:
Land	$7,686,548	$4,870,933
Building and improvements	26,584,676	16,426,448
	34,271,224	21,297,381
Less: accumulated depreciation	1,072,615	462,871
	33,198,609	20,834,510
Mortgage note receivable	1,500,000	1,500,000
Real estate investments, net	34,698,609	22,334,510
Cash and cash equivalents	287,473	520,449
Restricted cash	1,146,365	609,259
Prepaid expenses	179,632	227,042
Deferred offering costs	2,917,720	—
Deposit on real estate	50,000	100,000
Due from affiliates	888,137	15,759
Tenant and other receivables, net	177,669	280,983
Deferred rent receivable	25,923	—
Other assets	54,651	65,343
Acquired lease intangible asset, net of accumulated amortization	3,073,619	2,150,515
Deferred charges, net of accumulated amortization	2,342,168	1,638,487
Total assets	$45,841,966	$27,942,347

LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable	$25,973,568	$15,855,304
Preferred loans payable	3,752,000	—
Acquired lease intangibles liability, net of accumulated amortization	932,214	787,554
Tenant security deposits	82,281	21,508
Dividends and distributions payable	73,768	43,679
Deferred income	255,354	—
Accounts payable and accrued expenses	600,213	283,265
Total Liabilities	31,669,398	16,991,310

Commitments and contingencies	—	—

Equity:
Preferred stock, $0.01 par value 50,000,000 shares authorized; 500,000 shares issued and outstanding	50,000	50,000
Common stock, $0.01 par value 200,000,000 shares authorized; 1,192,879 and 673,727 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	11,929	6,737
Additional paid-in-capital	10,993,410	6,110,988
Accumulated deficit	(5,336,566)	(3,685,931)
Total United Realty Trust Incorporated stockholders’ equity	5,718,773	2,481,794
Noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	8,435,027	8,435,027
Limited partners’ interest in Operating Partnership	18,768	34,216
Total Noncontrolling interests	8,453,795	8,469,243
Total equity	14,172,568	10,951,037
Total liabilities and equity	$45,841,966	$27,942,347

The accompanying notes to consolidated financial statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED

 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues
Base rents	$1,037,399	$715,252	$2,623,024	$1,402,408
Recoveries from tenants	210,849	82,000	483,532	161,932
Other	—	—	1,692	—
Total revenue	1,248,248	797,252	3,108,248	1,564,340

Operating expenses
Property operating	254,306	105,532	580,758	184,121
Property taxes	118,028	85,329	313,397	169,410
General & administrative expenses	122,466	125,739	316,122	912,336
Depreciation and amortization	431,286	200,737	1,043,706	386,397
Acquisition transaction costs	6,825	106,850	456,353	1,494,607
Total operating expenses	932,911	624,187	2,710,336	3,146,871

Operating income (loss)	315,337	173,065	397,912	(1,582,531)
Non-operating expenses
Interest income	—	—	—	36
Interest expense	(480,146)	(194,920)	(994,644)	(384,177)
Amortization of deferred financing costs	(38,437)	(25,241)	(96,803)	(48,708)

Net loss	(203,246)	(47,096)	(693,535)	(2,015,380)

Noncontrolling interests:
Net income attributable to noncontrolling interests	(141,488)	(138,185)	(426,190)	(273,669)
Net loss and comprehensive loss attributable to United Realty Trust Incorporated	$(344,734)	$(185,281)	$(1,119,725)	$(2,289,049)

Net loss per common share:
Basic and diluted	$(0.31)	$(0.34)	$(1.25)	$(4.99)

Weighted average number of common shares outstanding
Basic and diluted	1,102,493	547,586	895,652	458,284

Distributions per share	$0.19	$0.19	$0.58	$0.58

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED

 CONSOLIDATED STATEMENT OF EQUITY

For the Nine Months Ended September 30, 2014

 (Unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Retained earnings (Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Par Value	capital	deficit)	interests	Equity

Balance at December 31, 2013	500,000	$50,000	673,727	$6,737	$6,110,988	$(3,685,931)	$8,469,243	$10,951,037
Proceeds from the sale of common stock	—	—	491,536	4,916	5,128,450	—	—	5,133,366
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(426,190)	(426,190)
Amortization of restricted stock	—	—	—	—	36,000	—	—	36,000
Shares issued under the stock incentive plan	—	—	24,226	242	225,708	—	—	225,950
Registration expenditures	—	—	—	—	(561,099)	—	—	(561,099)
Distributions declared	—	—	—	—	—	(530,910)	—	(530,910)
Issuance of shares under distribution reinvestment program	—	—	22,593	226	227,723	—	—	227,949
Redemption of common stock			(19,203)	(192)	(189,808)			(190,000)
Net loss	—	—	—	—	—	(1,119,725)	426,190	(693,535)
Reallocation adjustment of limited partners interest					15,448		(15,448)	—
Balance at September 30, 2014	500,000	$50,000	1,192,879	$11,929	$10,993,410	$(5,336,566)	$8,453,795	$14,172,568

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOW

 (unaudited)

	For the Nine Months Ended
	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(693,535)	$(2,015,380)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,043,706	386,397
Amortization of deferred financing costs	96,803	48,708
Amortization of above/(below)-market rent	36,591	(7,811)
Amortization of restricted stock	36,000	95,850
Deferred rents receivable	(25,923)
Change in operating assets and liabilities
Restricted cash - operating	(305,813)	(289,178)
Prepaid expenses	47,410	(140,180)
Security deposits	—	21,473
Tenant and other receivables	103,314	(262,187)
Due to/from affiliates	(644,413)	(1,060,061)
Deferred income	255,354	80,402
Accounts payable	316,036	102,142
Net cash provided by (used in) operating activities	265,530	(3,039,825)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(14,535,000)	(16,650,000)
Improvements to real estate	—	(6,950)
Restricted cash - investing	(170,520)	(86,360)
Deposit on real estate	50,000	—
Net cash flows used in investing activities	(14,655,520)	(16,743,310)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	5,133,366	3,352,635
Registration expenditures	(561,099)	(335,776)
Redemption of common stock	(190,000)	—
Proceeds from mortgage notes payable	10,300,000	16,000,000
Principal repayments on mortgage	(181,736)	(85,002)
Proceeds from preferred loans payable	3,800,000	—
Principal repayment of preferred loans payable	(48,000)	—
Deferred financing and other costs	(477,632)	(529,920)
Deferred offering costs	(2,917,720)	—
Contributions from noncontrolling interest	—	585,027
Distribution paid to noncontrolling interest	(426,190)	(273,669)
Distributions paid to common stockholders	(273,975)	(131,028)
Net cash provided by financing activities	14,157,014	18,582,267
Net decrease in cash and cash equivalents	(232,976)	(1,200,868)
Cash and cash equivalents at beginning of period	520,449	1,246,264
Cash and cash equivalents at end of period	$287,473	$45,396

Supplemental disclosure of cash activities:
Cash paid for interest	$944,134	$380,099

Supplemental disclosure of non-cash activities:
Purchase accounting allocations:
Acquired lease intangible asset	$2,490,807	$1,812,800
Acquired lease intangible liability	154,125	(291,625)
Non-controlling interest	—	7,950,000
Investment in mortgage notes receivable	—	(1,150,000)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

1.	Organization

United Realty Trust Incorporated (“we,” “us,” “our,” or the “Company”) was formed on November 8, 2011 as a Maryland corporation and qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. Substantially all of the Company’s business is conducted through United Realty Capital Operating Partnership, L.P. (the “Operating Partnership,” or “OP”), a Delaware limited partnership formed on November 8, 2011. The Company is the general partner of the Operating Partnership and holds both general and limited partnership interests in the Operating Partnership. As the Company completes the settlement for the purchase orders for shares of the Company’s common stock, par value $0.01 per share (“Common Shares”) in its continuous public offering, it will transfer substantially all of the net proceeds of the offering to the Operating Partnership in exchange for OP Units (as defined below).

At September 30, 2014, the Company owned a 99.2% economic interest, or 1,192,879 units, in the Operating Partnership. At September 30, 2014, the non-controlling limited partners in the Operating Partnership held a 0.8% interest, or 9,273 units, represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The aggregate 1,202,152 OP Units outstanding at September 30, 2014 are economically equivalent to the Company’s Common Shares.

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

The Company’s advisor is United Realty Advisors LP (the “Advisor”), a Delaware limited partnership formed on July 1, 2011. The Advisor conducts the Company’s operations and manages the portfolio of real estate investments. As of September 30, 2014, the Company owned a 69.2 % interest in a joint venture that owns a residential property located at 2520 Tilden Avenue in Brooklyn, New York (“Tilden House”), a 14.6% interest in a joint venture that owns a residential property known as 14 Highland Ave., Yonkers, New York (“14 Highland”), and a medical building located at 945 82nd Parkway, Myrtle Beach, SC (“Parkway”). In addition, as of September 30, 2014, the Company owned a 76.7% interest in a joint venture that owns a mortgage note secured by properties located at 58 and 70 Parker Avenue, in Poughkeepsie, NY.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared on an accrual basis in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results of operations for the three and nine month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013.

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

The Company assesses the accounting treatment for each joint venture. This assessment includes a review of each joint venture or limited liability company agreement to determine which party has what rights and whether those rights are protective or participating. For all VIEs, the Company reviews such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity’s economic performance. In situations where the Company or its partner approves, among other things, the annual budget, receives a detailed monthly reporting package from the Company, meets on a quarterly basis to review the results of the joint venture, reviews and approves the joint venture’s tax return before filing, and approves all leases that cover more than a nominal amount of space relative to the total rentable space at each property, the Company does not consolidate the joint venture as it considers these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of the joint venture. At September 30, 2014, the Company deemed its investment in 14 Highland to be a VIE since it has an economic interest greater than its voting proportion, and the Company participates in the management activities that significantly impact the performance of the joint venture. Included in real estate investments on the Company’s consolidated balance sheets as of September 30, 2014 and December 31, 2013 is approximately $2.0 million related to the Company’s consolidated VIEs. Included in mortgage notes payable on the Company’s consolidated balance sheet as of September 30, 2014 and December 31, 2013 is approximately $1.5 million related to the Company’s consolidated VIEs.

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

Financial Instruments Not Measured at Fair Value

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, prepaid expenses, deferred offering costs, deposit on real estate, tenant and other receivables, due from affiliates, other assets, accounts payable and accrued expenses, deferred income, dividends and distributions payable, and tenant security deposits approximate their fair values based on their short-term maturity. The Company has determined that the carrying value of mortgage notes payable and preferred loans payable approximate their fair value based on prevailing market rates for loans of similar risk and maturities.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at September 30, 2014.

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

Revenue Recognition

The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases on a straight-line basis over the term of the related lease and includes amounts expected to be received in later years in deferred rent receivable. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred. The Company makes certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. The Company does not expect the actual results to differ from the estimated reimbursement.

The Company makes estimates of the collectability of its tenant receivables related to base rents, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on its net income because a higher bad debt reserve results in less net income. The provision for doubtful accounts at both September 30, 2014 and December 31, 2013 was approximately $608,000.

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

Deferred Charges

Deferred charges consist principally of leasing commissions and acquired lease origination costs (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the term of the related debt obligation). As of September 30, 2014 and December 31, 2013 deferred charges consisted of the following:

	September 30, 2014	December 31, 2013
Leasing commissions-acquired leases	$1,731,102	$1,289,812
Legal-acquired lease	27,767	6,016
Deferred financing costs	1,007,552	529,920
Total	2,766,421	1,825,748
Less accumulated amortization(1)	424,253	187,261
Deferred charges, net of accumulated amortization	$2,342,168	$1,638,487

(1)	Includes accumulated amortization of deferred financing costs of $171,925 as of September 30, 2014 and $75,122 as of December 31, 2013, respectively.

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

The Advisor will advance the Company’s organization and offering expenses to the extent the Company does not have the funds to pay such expenses. The Company will reimburse the Advisor for organization and offering expenses up to 2% of the total offering price paid by investors (including proceeds from the sale of Common Shares, plus applicable selling commissions and dealer manager fees paid by purchasers of Common Shares). On December 28, 2012, the Company broke escrow, at which time organization and offering expenses advanced by the Advisor became a liability to the Company, subject to the 2% limitation noted above. Between November 25, 2011 and September 30, 2014, the Company paid $3,166,064 of offering costs of which $248,344 was recorded to additional paid-in capital and $2,917,720 was recorded to deferred offering costs in the accompanying consolidated balance sheets. The Company will reclassify amounts from deferred offering costs to additional paid-in capital based on 2% of the total offering price paid by investors. Amounts paid by the Company in excess of the 2% limitation at the end of the offering will be reimbursed by the Advisor. As of September 30, 2014, the Advisor had incurred an additional $10.7 million of organization and offering expenses, of which $231,813 was billed and paid to the Advisor at September 30, 2014.

Offering costs incurred by the Company, the Advisor and their affiliates on behalf of the Company have been deferred and will be paid from the proceeds of the continuous public offering and will be treated as a reduction of equity.

Income Taxes

The Company is taxed as a REIT under Section 856(c) of the Code. As a REIT, the Company is not subject to Federal income tax on that portion of its taxable income or capital gain which is distributed to its stockholders. To maintain its qualification as a REIT, the Company must distribute at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP) to its stockholders, determined without regard to deductions for dividends paid and excluding any net capital gain and meet certain other requirements. If the Company fails to qualify as a REIT in any taxable year, it will be subject to Federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, Federal income and excise taxes may be due on the Company’s undistributed taxable income.

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

Basic and Diluted Earnings (Loss) per Common Share

The Company calculates basic earnings (loss) per Common Share by dividing net income (loss) attributable to United Realty Trust Incorporated by the weighted average number of Common Shares outstanding during each period. Diluted earnings (loss) per Common Share includes the effects of potentially issuable Common Shares, but only if dilutive. There were no dilutive Common Shares as of September 30, 2014 and 2013.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This update is effective for interim and annual reporting periods, beginning after December 15, 2016. The Company is currently in the process of evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

In August 2014, the FASB issued guidance which requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern, and to provide disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The guidance is effective for annual periods ending after December 15, 2016, with early adoption being permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

3.	Acquisitions

In September 2014, the Company, through the OP, became contractually bound to close on an agreement of sale previously entered into between United Realty Partners, LLC, an affiliate of the Sponsor, and FRS Carnegie Plaza, L.L.C.. Under this agreement, the OP will acquire the fee simple interest in a commercial property with 90,070 rentable square feet located at 7 Carnegie Plaza in Cherry Hill, NJ. The purchase price is $9.3 million, exclusive of brokerage commissions and closing costs. The transaction, which is expected to close in the fourth quarter of 2014, is subject to customary closing conditions.

On May 21, 2014, the Company acquired the fee simple interest in Parkway, a 44,323 rentable square foot commercial property, for $14.5 million, excluding closing costs. The property was 100% leased at closing.

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

The financial information set forth below summarizes our preliminary purchase price allocations for the property acquired during the nine months ended September 30, 2014 (in thousands).

September 30, 2014
ASSETS
Land	$2,815
Building and improvements	9,383
Acquired in-place lease costs	2,440
Above market lease value	51
Assets acquired	14,689
Below market lease value	154
Liabilities assumed	154
Purchase price allocation	$14,535

Pro Forma Financial Information

The pro forma financial information set forth below is based upon the Company’s historical consolidated statements of operations for the three months ended September 30, 2013 and the nine months ended September 30, 2014 and 2013, adjusted to give effect to the property transaction as if it had closed on January 1, 2013.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred on January 1, 2013, nor does it purport to represent the results of future operations (in thousands).

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2014	September 30, 2013
Statement of operations:
Revenue	$1,180	$3,708	$2,715
Property operating and other expenses	(1,297)	(3,704)	(4,266)
Depreciation and amortization	(199)	(1,158)	(1,130)
Net loss attributable to United Realty Trust Incorporated	$(316)	$(1,154)	$(2,681)

4.	Mortgage Notes Payable

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

On May 21, 2014, the Company closed on a first mortgage loan (the “Starwood Loan”) from Starwood Mortgage Capital, LLC in an amount equal to $10.3 million, to provide the acquisition funding for Parkway. The Starwood Loan bears interest at 4.788% with a maturity date of June 6, 2024. We are required to make initial monthly interest-only payments for 24 months following the closing of the loan and thereafter payments of principal and interest over a 30-year amortization period. The Starwood Loan is secured by a mortgage on the property, is guaranteed by URTI, and may be accelerated only in the event of a default. We may prepay all or any portion of the principal amount without a prepayment penalty under a defeasance clause in the loan.

The principal maturity of mortgage notes payable during the next five years and thereafter is as follows (in thousands):

	Principal Repayments		Scheduled Amortization	Total
2014	$—	$	$ 63	$63
2015	—		266	266
2016	—		366	366
2017	—		452	452
2018	14,676		254	14,930
Thereafter	8,860		1,036	9,896
	$23,536		$2,437	$25,973

5.	Capitalization

Under the Company’s charter, the Company has the authority to issue 200,000,000 Common Shares and 50,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On November 17, 2011, the Sponsor purchased 18,182 Common Shares for total cash consideration of $200,000 to provide the Company’s initial capitalization. On November 25, 2011, for $50,000, the Sponsor purchased 500,000 shares of preferred stock, subsequently exchanged for 500,000 sponsor preferred shares (“Sponsor Preferred Shares”), which are convertible into Common Shares upon the terms and subject to the conditions set forth in the Company’s charter, and which have a preference upon the Company’s liquidation, dissolution or winding up as described below. Upon the Company’s liquidation, dissolution or winding up, the Sponsor will receive a preference in the amount of 15% of any excess of the net sales proceeds from the sale of all the assets in connection with such liquidation, dissolution or winding up over the amount of Invested Capital, as defined in the Company’s charter, plus a cumulative non-compounded pre-tax annual return to holders of Common Shares of 7% on Invested Capital. The Company’s board of directors is authorized to amend its charter from time to time, without the approval of the stockholders, to increase or decrease the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of September 30, 2014, there were 1,192,879 Common Shares outstanding.

6.	Stock Incentive Plan

The Plan, as outlined in the prospectus, provides for the grant of equity incentive awards to the Company’s independent directors, officers and employees, employees of the Advisor and other affiliates and consultants. The aggregate number of Common Shares that may be issued or used for reference purposes or with respect to which awards may be granted under the Plan shall not exceed the lesser of five percent (5%) of Common Shares outstanding on a fully diluted basis at any time and 5,000,000 Common Shares, which may be either authorized and unissued Common Shares or Common Shares held in or acquired for the treasury of the Company or both. The vesting period of stock-based awards will be determined by the Company’s compensation committee. During the nine months ended September 30, 2014 the Company granted 24,226 Common Shares under the Plan all of which were fully vested as of September 30, 2014. Of the 24,226 Common Shares granted, 22,825 were granted to employees of an affiliate of the Company and to an independent consultant for services provided to the Company. These Common Shares were recorded as a reduction to a receivable from an affiliated entity. The remaining 1,401 Common Shares granted were expensed in the period in which they vested resulting in compensation expense of $8,500 and $15,400 during the three and nine months ended September 30, 2014, respectively. During the quarter ended June 30, 2013, the Company granted 6,300 Common Shares under the Plan, all of which were fully vested as of June 30, 2013. During the three and nine months ended September 30, 2014 and 2013, the Company expensed none, $36,000, $18,000 and $36,000, respectively, related to the 2013 grant. As of September 30, 2014, the cost associated with this restricted stock compensation related to outstanding non-vested restricted stock grants awarded in 2013 was fully amortized.

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

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2014 and any related amounts payable as of September 30, 2014 and December 31, 2013.

	Incurred		Payable as of
	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	December 31, 2013
Expensed
Reimbursable general and administrative expenses	$—	$902,384	$—	$—
Reimbursable property operating expenses and acquisition fee	—	293,095	—	—
Supplemental transaction-based advisory fees	259,000	229,175	—	—
Acquisition fees	145,700	300,675	—	—
Property Management fees	132,976	37,492	—	—
Oversight Fees	2,176	449	—	—
Asset Management fees	182,210	91,154	—	—
Additional Paid-in Capital
Reimbursable other offering costs	—	30,451	—	—
Capitalized
Financing coordination fee	206,000	160,000	—	—

8.	Distributions

The Operating Partnership’s limited partnership agreement generally provides that the Operating Partnership will distribute cash available for distribution to the partners of the Operating Partnership in proportion to each such partner’s holding of GP Units and/or OP Units, as such terms are defined in the Operating Partnership’s limited partnership agreement at the times and in the amounts as determined by the Company, as the general partner. During the nine months ended September 30, 2014, the Company has distributed $273,975 in cash and $225,934 in Common Shares through the DRIP.

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

The Company reviewed all activity from October 1, 2014 to the date the financial statements were issued and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements.

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

The forward-looking statements included in this Quarterly Report are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have limited operating history and, as of September 30, 2014, our assets totaled approximately $45.8 million;

•	our ability to raise capital in our continuous initial public offering (“IPO”);

•	our ability to deploy effectively the proceeds we raise in our offering of shares of common stock, par value $0.01 per share (“Common Shares”);

•	changes in economic conditions generally and the real estate market specifically;

•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts (“REITs”));

•	the availability of credit;

•	interest rates; and

•	changes to generally accepted accounting principles in the United States (“GAAP”).

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

Overview

We were formed in November 2011 for the purpose of investing primarily in a diversified portfolio of income-producing real estate properties and other real estate-related assets. We elected to qualify as a REIT commencing January 1, 2013. We conduct substantially all of our investment activities and own all of our assets through the OP, of which we are the sole general partner and a limited partner. United Realty Advisors LP, a Delaware limited partnership (our “Advisor”) manages our day-to-day operations and our portfolio of properties and real estate-related assets.

On August 15, 2012, our Registration Statement was declared effective by the SEC. The Registration Statement covers our initial public offering of up to 120,000,000 Common Shares, consisting of up to 100,000,000 Common Shares in our primary offering on a “best efforts” basis and up to 20,000,000 Common Shares pursuant to our distribution reinvestment program (our “DRIP”).

On December 28, 2012, we received and accepted aggregate subscriptions in excess of the minimum of 200,000 Common Shares, broke escrow and issued Common Shares to our initial investors, who were admitted as stockholders. As of September 30, 2014 we had sold 1,192,879 Common Shares for gross offering proceeds of approximately $12.6 million and net offering proceeds of $11.5 million.

As of September 30, 2014, we owned a 69.2 % interest in a joint venture that owns a residential property located at 2520 Tilden Avenue in Brooklyn, New York (“Tilden House”), a 14.6% interest in a joint venture that owns a residential property known as 14 Highland Ave., Yonkers, New York (“14 Highland”), and a medical building located at 945 82nd Parkway, Myrtle Beach, SC (“Parkway”). In addition, as of September 30, 2014, we owned a 76.7% interest in a joint venture that owns a mortgage note secured by properties located at 58 and 70 Parker Avenue, in Poughkeepsie, NY.

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has promulgated a measure known as funds from operations (“FFO”), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the “White Paper”). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment write-downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying, or book, value exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, because impairments are based on estimated undiscounted future cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.

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

There have been changes in the accounting and reporting promulgations under GAAP that were put into effect in 2009 subsequent to the establishment of NAREIT’s definition of FFO, such as the change to expense as incurred rather than capitalize and depreciate acquisition fees and expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation, but have a limited and defined acquisition period. Thus, we will not continuously purchase assets. Due to the above factors and other unique features of publicly registered, non- listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we purchase a significant amount of new assets. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is stabilized. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our portfolio has been stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our IPO and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. MFFO should only be used to assess the sustainability of our operating performance after our portfolio has been stabilized because it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (“Practice Guideline”) issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to non-controlling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and negatively impact the returns earned on an investment in our Common Shares, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives as items which are unrealized and may not ultimately be realized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. While we are responsible for managing interest rate, hedge and foreign exchange risk, we may retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations. The purchase of properties, and the corresponding expenses associated with that process, has been a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. There may be inadequate proceeds from the sale of Common Shares in our IPO to pay and reimburse, as applicable, the Advisor for acquisition fees and expenses, and therefore such fees and expenses may need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non- listed REITs with similar acquisition periods and targeted exit strategies. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to acquire and operate properties. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as a limited and defined acquisition period. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure while an offering is ongoing (unless and until we calculate net asset value) where the price of a Common Share is a stated value and there is no net asset value determination. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the acquisition stage is complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO or MFFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The table below provides a reconciliation of net loss applicable to stockholders in accordance with GAAP to FFO and MFFO for the three and nine months ended September 30, 2014 and the three months ended September 30, 2013. We determined the reporting of FFO and MFFO for the nine months ended September 30, 2013 will not be useful since we did not own any real estate assets during most of the first quarter of 2013.

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2014

Net loss for period	$(344,734)	$(185,281)	$(1,119,725)
Plus: Real property depreciation	206,751	152,143	528,968
Amortization of tenant improvements and allowances	47,209	6,958	91,469
Amortization of deferred leasing costs	177,326	41,636	423,270
FFO	$86,552	$15,456	$(76,018)

Add: Acquisition transaction costs (1)	6,825	106,850	456,353
Add: Amortization of Above/below-market rent and straight line rent receivable (2)	(8,038)	(3,906)	10,668
MFFO	$85,339	$118,400	$391,003

Net cash provided by (used in):
Operating activities	$(382,598)	$231,416	$265,530
Investing activities	$(116,888)	$(1,958,766)	$(14,655,520)
Financing activities	$559,778	$1,758,083	$14,157,014

(1)	In evaluating investments in real estate, management differentiates the costs incurred to acquire the investment from the on-going operational revenue and costs of the investment. Such information would only be comparable for non-listed REITs that have completed their acquisition activity and have similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information for comparison of each type of real estate investment and is consistent with management’s analysis and evaluation of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and are included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment. Some intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate portfolio.

Results of Operations

Comparison of the three months ended September 30, 2014 to the three months ended September 30, 2013

As of September 30, 2014, we owned interests in three properties and one mortgage note receivable. At September 30, 2013, we owned two properties which we acquired in March and August 2013, respectively.

	Three Months Ended
	September 30, 2014	September 30, 2013	Change
Revenues
Base rents	$1,037,399	$715,252	$322,147
Recoveries from tenants	210,849	82,000	128,849
Total revenue	1,248,248	797,252	450,996

Operating expenses
Property operating	254,306	105,532	148,774
Property taxes	118,028	85,329	32,699
General & administrative expenses	122,466	125,739	(3,273)
Depreciation and amortization	431,286	200,737	230,549
Acquisition transaction costs	6,825	106,850	(100,025)
Total operating expenses	932,911	624,187	308,724

Operating income	315,337	173,065	142,272
Non-operating expenses
Interest income	—	—	—
Interest expense	(480,146)	(194,920)	(259,985)
Amortization of deferred financing costs	(38,437)	(25,243)	(38,437)

Net loss	$(203,246)	$(47,096)	$(156,150)

Rental Revenue

Rental revenue increased approximately $451,000 for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase in rental revenue was driven primarily increases in base rent and recoveries from tenants due to our acquisition of Parkway in May 2014.

Property Operating Expenses and Property Taxes

Property operating expenses and property taxes increased approximately $149,000 and $33,000, respectively, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Property operating expenses consist primarily of asset management fees paid to our advisor, property insurance and utilities. The increase in these expenses was driven primarily by our acquisition of Parkway in May 2014.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2014 amounted to approximately $122,000 compared to approximately $126,000 during the three months ended September 30, 2013. General and administrative expenses consist primarily of professional fees, director fees and insurance costs.

Depreciation and Amortization Expense

Depreciation and amortization expense increased approximately $231,000 for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. Depreciation and amortization expense is driven by the timing of real estate acquisitions. The increase in these expenses was driven primarily by our acquisition of Parkway in May 2014.

Acquisition Transaction Costs

Acquisition transaction costs for the three months ended September 30, 2014 amounted to approximately $6,825 which were incurred in connection with a potential acquisition.

Interest Expense

Interest expense increased approximately $260,000 for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This increase is driven primarily by the financing costs associated with the acquisition of Parkway.

Comparison of the nine months ended September 30, 2014 to the nine months ended September 30, 2013

As of September 30, 2014, we owned interests in three properties and one mortgage note receivable. We acquired these interests in March 2013, August 2013 and May 2014. Accordingly, our results of operations for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 reflect significant increases in most categories relating to property operations.

	Nine Months Ended
	September 30, 2014	September 30, 2013	Change
Revenues
Base rents	$2,623,024	$1,402,408	$1,220,616
Recoveries from tenants	483,532	161,932	321,600
Other	1,692	—	1,692
Total revenue	3,108,248	1,564,340	1,543,908

Operating expenses
Property operating	580,758	184,121	396,637
Property taxes	313,397	169,410	143,987
General & administrative expenses	316,122	912,336	(596,214)
Depreciation and amortization	1,043,706	386,397	657,309
Acquisition transaction costs	456,353	1,494,607	(1,038,254)
Total operating expenses	2,710,336	3,146,871	(436,535)

Operating income (loss)	397,912	(1,582,531)	1,980,443
Non-operating expenses
Interest income	—	36	(36)
Interest expense	(994,644)	(384,177)	(610,467)
Amortization of deferred financing costs	(96,803)	(48,708)	(48,095)

Net loss	$(693,535)	$(2,015,380)	$1,321,845

Rental Revenue

Rental revenue increased approximately $1.5 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase in rental revenue was driven primarily by increases in base rent and recoveries from tenants due to the timing of our property acquisitions as noted above.

Property Operating Expenses and Property Taxes

Property operating expenses and property taxes increased approximately $397,000 and $144,000, respectively, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Property operating expenses consist primarily of asset management fees paid to our advisor, property insurance and utilities. The increase in these expenses was driven primarily by the timing of our property acquisitions as noted above.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2014 amounted to approximately $316,000 compared to approximately $912,000 during the nine months ended September 30, 2013. General and administrative expenses consist primarily of professional fees, director fees and insurance costs. The significant decrease in general and administrative expenses was the result of a change in policy effective April 1, 2013 in which salaries of certain advisor employees were no longer allocated to us.

Depreciation and Amortization Expense

Depreciation and amortization expense increased approximately $657,000 for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. Depreciation and amortization expense is driven by the timing of real estate acquisitions. We acquired properties, or interests in properties, in March 2013, August 2013 and May 2014.

Acquisition Transaction Costs

Acquisition transaction costs for the nine months ended September 30, 2014 amounted to approximately $456,000 resulting from the acquisition of Parkway in May 2014 compared to approximately $1.5 million resulting from the acquisition of properties and real estate related investments in 2013.

Interest Expense

Interest expense increased approximately $610,000 for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. This increase is driven primarily by the financing costs associated with the closing of acquisitions in 2013 and 2014.

Deferred Organization and Offering Expenses

Our Advisor will advance our organization and offering expenses to the extent we do not have the funds to pay such expenses. Organization and offering expenses advanced by our Advisor became liabilities to us when our primary offering broke escrow on December 28, 2012. We will reimburse our Advisor up to 2% of the total offering price paid by investors (which includes proceeds to us from the sale of Common Shares, plus applicable selling commissions and dealer manager fee) for organization and offering expenses. Between November 25, 2011 and September 30, 2014, we paid $3,166,064 of offering costs of which $248,344 was recorded to additional paid-in capital and $2,917,720 was recorded to deferred offering costs in the consolidated balance sheet. We will reclassify amounts from deferred offering costs to additional paid in capital based on 2% of the total offering price paid by investors. Amounts that we paid in excess of the 2% limitation at the end of the offering will be reimbursed by the Advisor. As of September 30, 2014, our Advisor had incurred approximately $10.7 million of organization and offering expenses of which $231,813 has been billed to and paid by us.

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

We expect to repay the 12 MB Units, with an aggregate outstanding balance inclusive of accrued interest totaling $1.3 million, out of offering proceeds at maturity in November 2014. We expect to repay our other near term debt obligations out of offering proceeds on their maturity dates.

Net Cash Flows

Operating Activities

Net cash flows provided by operating activities amounted to approximately $277,353 during the nine months ended September 30, 2014. This was driven primarily by the additional real estate properties acquired in August 2013 and May 2014.

Investing Activities

Net cash flows used for investing activities amounted to approximately $14.7 million during the nine months ended September 30, 2014. This use was primarily for the acquisition of Parkway.

Financing Activities

Net cash flows provided by financing activities amounted to approximately $14.1 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2014, we received approximately $4.4 million from the sale of our Common Shares, net of registration expenditures and redemptions. We incurred approximately $2.9 million in deferred offering costs. We made distributions of approximately $286,000 and $426,000 to common stockholders and non-controlling interest, respectively. We closed on approximately $14.1 million of additional financing in connection with the acquisition of Parkway and incurred approximately $478,000 in deferred financing costs. In addition, we paid approximately $230,000 in principal repayments on our outstanding mortgages and preferred loans payable.

Acquisitions

Our Advisor expects to continue to evaluate potential acquisitions of real estate and real estate-related assets and to engage in negotiations with sellers and borrowers on our behalf. Investors should be aware that after a purchase contract that contains specific terms is executed, the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest any unused proceeds from offerings of Common Shares in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

Distributions

To maintain our qualification as a REIT, we generally are required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP) determined without regard to the deduction for dividends paid and excluding any net capital gain. We expect that our board of directors will authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. We expect to continue paying distributions monthly unless our results of operations, our general financial condition, general economic conditions or other factors make it imprudent to do so. The timing and amount of distributions will be determined by our board and will be influenced in part by its intention to comply with REIT requirements of the Internal Revenue Code of 1986, as amended (the “Code”). We have not established a minimum distribution level and our charter does not require that we make distributions to our stockholders.

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

	Three months ended
	March 31, 2014		June 30, 2014		September 30, 2014
Distributions:		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions paid in cash	$79,557	61.0%	$90,195	54.2%	$104,223	51.3%
Distributions reinvested	50,916	39.0	76,157	45.8	98,861	48.7
Total distributions	$130,473	100.0%	$166,352	100.0%	$203,085	100.0%

Source of distribution coverage:
Cash flows provided by operations	$79,557	61.0%	$52,061	31.3%	$—	—%
Common Shares issued under the DRIP	50,916	39.0	76,157	45.8	98,861	48.7
Proceeds from issuance of Common Shares	—	—	38,134	22.9	104,223	51.3
Total sources of distributions	$130,473	100.0%	$166,352	100.0%	$203,085	100.0%

Cash flows provided by (used in) operations (GAAP basis)	$596,065		$52,061		$(382,598)
Net loss attributable to stockholders (in accordance with GAAP)	$(152,078)		$(622,913)		$(344,734)

	Nine months ended
	September 30, 2014
Distributions:		Percentage of Distributions
Distributions paid in cash	$273,975	54.8%
Distributions reinvested	225,934	45.2
Total distributions	$499,910	100.0%

Source of distribution coverage:
Cash flows provided by operations	$131,618	26.3%
Common Shares issued under the DRIP	225,934	45.2
Proceeds from issuance of Common Shares	142,357	28.5
Total sources of distributions	$499,910	100.0%

Cash flows provided by operations (GAAP basis)	$265,530
Net loss attributable to stockholders (in accordance with GAAP)	$(1,119,725)

Leverage Policies

We may borrow to finance acquisitions of new properties or other real estate-related loans and securities; to originate new loans; to pay for capital improvements, repairs or tenant build-outs to properties; to pay distributions; or to provide working capital. Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. Our investment strategy is to utilize primarily secured and possibly unsecured debt to finance our investment portfolio; however, we may elect to forego the use of debt on some of or all our future real estate acquisitions. We may elect to secure financing subsequent to the acquisition date on future real estate properties and initially acquire investments without debt financing. To the extent that we do not finance our properties and other investments, our ability to acquire additional properties and real estate-related investments will be restricted.

We currently have approximately $26.0 million of mortgage notes payable. Once we have fully invested the proceeds of our IPO, assuming we sell the maximum amount, we expect that our portfolio-wide loan-to-value ratio (calculated after the close of our IPO) will be approximately 65%. For purposes of calculating our 65% target leverage, we will determine the loan-to-value ratio on our portfolio based on the greater of the aggregate cost and the fair market value of our investments and other assets. There is no limitation on the amount we may borrow for the purchase of any single asset. Our charter allows us to incur leverage up to 300% of our total “net assets” (as defined by our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. We may only exceed this 300% limit with the approval of a majority of our independent directors.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2014.

Contractual Obligations

The following table presents the principal and interest amounts of our long-term debt maturing each year, including amortization of principal based on debt outstanding at September 30, 2014 (in thousands):

Contractual obligations:	2014	2015	2016	2017	2018	Thereafter	Total

Mortgage Notes Payables	$63	$266	$366	$452	$14,930	$9,896	$25,973
Mortgage Interest Expense	323	1,263	1,250	1,225	743	2,483	7,287
Total	$386	$1,529	$1,616	$1,677	$15,673	$12,379	$33,260

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

As of September 30, 2014, our debt consisted of fixed-rate secured mortgage loans payable, with a carrying value of $26.0 million, which approximated the fair value at September 30, 2014. Changes in market interest rates on our fixed-rate debt impact the fair value of the loans, but have no impact on interest incurred or cash flow. For instance, if interest rates increase 100 basis points and our fixed-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2014 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $1.4 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $1.2 million. These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of September 30, 2014, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

Our chief executive officer and chief financial officer, together with other members of our management, after conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act), concluded that our disclosure controls and procedures were effective as of September 30, 2014 at a reasonable level of assurance, as required by paragraph (b) of Rule 13a-15 and Rule 15d-15 under the Exchange Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

As of September 30, 2014, neither the Company nor the Operating Partnership was involved in any material litigation nor, to management’s knowledge, was any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013, except for the items described below.

The risk factors substantially similar to the following are restated in their entirety as follows:

Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our initial public offering, or IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute our stockholders’ interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect our stockholders’ overall return.

Our cash flows provided by operations of $265,530 for the nine months ended September 30, 2014 was a shortfall of $234,380 to our distributions paid of $499,910 (inclusive of $225,934 of Common Shares issued under our DRIP) during such period. Our cash flows used in operations of ($3,210,347) for the 12 months ended December 31, 2013 was a shortfall of $3,543,683 to our distributions paid of $333,336 (inclusive of $199,093 of Common Shares issued under our DRIP) during such period. We paid these shortfalls from proceeds from the issuance of Common Shares, including under our DRIP.

Using offering proceeds to pay distributions, especially if the distributions are not reinvested through our DRIP, reduces cash available for investment in assets or other purposes, and reduces our stockholders’ equity per Common Share. We may continue to use net offering proceeds to fund distributions.

We may not generate sufficient cash flows from operations to pay distributions. If we have not generated sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and our Advisor’s deferral, suspension or waiver of its fees and expense reimbursements, to fund distributions, we may use the proceeds from our IPO. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our IPO. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (a) cause us to be unable to pay our debts as they become due in the usual course of business; (b) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (c) jeopardize our ability to qualify as a REIT.

Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of our IPO may affect our ability to generate additional operating cash flows. Funding distributions from the sale of additional securities could dilute each stockholder’s interest in us if we sell shares of our common stock or securities that are convertible or exercisable into shares of our common stock to third-party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability or affect the distributions payable to stockholders upon a liquidity event, any or all of which may have an adverse effect on an investment in our shares.

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

Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on its balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. The Financial Accounting Standards Board, or FASB, and the International Accounting Standards Board have proposed an accounting model that would significantly change lease accounting. The proposals have gone through several rounds of public comment and are not yet final. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how the real estate leasing business is conducted. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could cause a delay in investing our offering proceeds and make it more difficult for us to enter into leases on terms we find favorable.

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

Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our Common Shares.

We elected to be taxed as a REIT commencing with our taxable year ending December 31, 2013 and intend to operate in a manner that would allow us to continue to qualify as a REIT. We may terminate our REIT qualification if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the Internal Revenue Service, or IRS, such recharacterization would jeopardize our ability to satisfy all the requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

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

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2013. We also may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the value of our Common Shares.

If the fiduciary of an employee pension benefit plan subject to the ERISA (such as a profit-sharing, Section 401(k) or pension plan) or any other retirement plan or account fails to meet the fiduciary and other standards under ERISA or the Code as a result of an investment in our Common Shares, the fiduciary could be subject to criminal and civil penalties.

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

On May 21, 2014, in connection with our acquisition of the fee simple interest in Parkway, in consideration for $1.7 million, our OP issued to two investors not affiliated with us or our advisor, and each an “accredited investor,” as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), 17 class MB units of limited partnership interest (the “MB Units”). Our OP issued 12 MB Units to one of the two investors in consideration for a capital contribution of $1.2 million. Such 12 MB Units entitle the holder thereof to an annualized preferred return of 20% on the amount of the capital contribution, and must be redeemed by us in November 2014 for $1.32 million. Our OP issued five MB Units to the other investor in consideration for a capital contribution of $500,000. Such five MB Units entitle the holder thereof to an annualized preferred return of 10% on the amount of the capital contribution, and must be redeemed by us in May 2015. The MB Units were offered and sold in a private placement pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. The MB Units have not been registered under the Securities Act and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements.

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

As of September 30, 2014, we had 1,192,879 Common Shares outstanding. As of September 30, 2014, we had received net offering proceeds of approximately $11.5 million from the sale of Common Shares, including pursuant to our DRIP.

The following table reflects the offering costs associated with the issuance of Common Shares.

Nine Months Ended
September 30, 2014
Selling commissions and dealer manager fees	$510,366
Other offering costs	50,732
Total offering costs	$561,098

The dealer manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of Common Shares.

Nine Months Ended
September 30, 2014
Total commissions incurred from the dealer manager	$510,366
Less:
Commissions to participating broker-dealers	(356,366)
Reallowance to participating broker-dealers	—
Net to the dealer manager	$154,000

As of September 30, 2014, we have incurred $1.5 million of cumulative offering costs in connection with the issuance and distribution of Common Shares. Net offering proceeds of $11.5 million exceeded cumulative offering costs by $10.0 million as of September 30, 2014.

Cumulative offering costs include $1.1 million incurred from our dealer manager for dealer manager fees and commissions and $0.4 million from our Advisor.

We expect to use substantially all the net proceeds from our IPO to invest primarily in interests in real estate located in the United States, with a primary focus on the eastern United States and in markets that we believe are likely to benefit from favorable demographic changes, or that we believe are poised for strong economic growth. As of September 30, 2014, we have used the net proceeds from our IPO to fund a portion of the purchase of four real estate-related investments with an aggregate purchase price of $40.3 million.

Share Repurchase Program

The table below outlines the Common Shares we repurchased pursuant to our share repurchase program during the three months ended September 30, 2014. Our share repurchase program was adopted on August 15, 2012.

				Maximum Number
			Total Number of	(or Approximate Dollar
			Common Shares	Value) of Common
			Repurchased as	Shares that May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
	Common Shares	Paid per Common	Announced Plans or	Under the Plans
	Repurchased	Share	Programs	or Programs
July 2014	2,601.45	$9.89	2,601.45	(1)
August 2014	7,601.46	—	7,601.46	(1)
September 2014	—	—	—	(1)
	10,202.91	$9.89	10,202.91	(1)

(1)	A description of the maximum number of Common Shares that may be repurchased under our share repurchase program is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Obligations.”

During the nine months ended September 30, 2014, we received four requests to repurchase an aggregate of 50,429 Common Shares pursuant to our share repurchase program. As of September 30, 2014, we had funded repurchase requests with respect to 19,203 Common Shares at an average price per share of $9.89, and repurchase requests for 31,226 Common Shares were voluntarily withdrawn by the requesting shareholders. As of September 30, 2014, we had not approved any additional repurchase requests. We fund Common Share repurchases from cash flows from operations. As of the date of this filing and subsequent to September 30, 2014, we received no additional requests to repurchase Common Shares.

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

United Realty Trust Incorporated

Date: November 7, 2014	By:	/s/ Jacob Frydman
Jacob Frydman
Chief Executive Officer, Secretary and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 7, 2014	By:	/s/ Steven Kahn
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1*	Agreement of Sale by and between FRS Carnegie Plaza, L.L.C. and United Realty Partners, LLC dated July 23, 2014.

10.2*	First Amendment to Agreement of Sale between United Realty Partners, LLC and FRS Carnegie Plaza, L.L.C. dated August 20, 2014.

10.3*	Side Letter between United Realty Partners, LLC and FRS Carnegie Plaza, L.L.C. dated September 5, 2014.

10.4*	Side Letter between United Realty Partners, LLC and FRS Carnegie Plaza, L.L.C. dated September 11, 2014.

10.5*	Assignment and Assumption of Agreement of Sale between United Realty Partners LLC and 7 Carnegie Plaza Fee LLC.

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	XBRL (eXtensible Business Reporting Language). The following materials from the United Realty Trust Incorporated Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations and Comprehensive Loss (unaudited), (iii) the Consolidated Statement of Equity (unaudited), (iv) the Consolidated Statements of Cash Flow (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited). As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

* Filed herewith

