Form 10-K/A
period 2013-12-31
United Realty Trust Inc
filed 2015-01-21
CIK 1536256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is no established public market for the registrant’s shares of common stock. The registrant is currently conducting an ongoing initial public offering of its shares of common stock pursuant to its Registration Statement on Form S-11 (File No. 333-178651), which, as of March 31, 2014, were being sold at $10.45 per share, inclusive of dealer manager fees and selling commissions, although discounts are available for certain categories of purchasers. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter prior to March 31, 2014 was $5,164,635.

As of March 28, 2014, the registrant had 788,826 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholder held on April 30, 2014 are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

Explanatory Note

This Amendment No. 1 (this “Amendment No. 1”) to United Realty Trust Incorporated’s (the “Company’s”) Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014 (the “Original Filing”), is being made to include in Part II, Item 9A management’s annual report on internal control over financial reporting in response to a comment letter received from the Staff of the SEC on December 19, 2014.

This Amendment No. 1 solely modifies Part II, Item 9A, of the Original Filing to include management’s annual report on internal control over financial reporting. All the information in this Amendment No. 1 is as of March 31, 2014, the date the Company filed the Original Filing with the SEC. This Amendment No. 1 continues to speak as of the date of the Original Filing and does not reflect any subsequent information or events other than the amendment to Part II, Item 9A discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing.

PART II

ITEM 9A.

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

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, our management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of January, 2015.

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

*Filed herewith.