Form 10-K
period 2014-12-31
United Realty Trust Inc
filed 2015-04-01
CIK 1536256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

   ☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-178651

UNITED REALTY TRUST INCORPORATED

(Exact name of registrant as specified in its charter)

Maryland	45-3770595
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 Broad Street 34th Floor, New York, New York	10004
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is no established public market for the registrant’s shares of common stock. The registrant is currently conducting an ongoing initial public offering of its shares of common stock pursuant to its Registration Statement on Form S-11 (File No. 333-178651). The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter was $9.8 million.

As of March 25, 2015 the registrant had 2,275,283 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

UNITED REALTY TRUST INCORPORATED

FORM 10-K

For the Fiscal Year Ended December 31, 2014

i

Forward-Looking Statements

Certain statements included in this Annual Report on Form 10-K, or  this Annual Report, that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events of our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements included in this Annual Report are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have limited operating history and, as of December 31, 2014, our assets totaled approximately $57.9 million;

•	our ability to raise capital in our continuous initial public offering, or IPO;

•	our ability to deploy effectively the proceeds we raise in our offering of shares of common stock, par value $0.01 per share, or Common Shares;

•	changes in economic conditions generally and the real estate market specifically;

•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);

•	the availability of credit;

•	interest rates; and

•	changes to generally accepted accounting principles in the United States, or GAAP.

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed on any forward-looking statements included herein. All forward-looking statements are made as of the date this Annual Report is filed with the Securities and Exchange Commission, or SEC, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made herein, whether as a result of new information, future events, changed circumstances or any other reason.

PART I

Item 1.	Business.

Organization

United Realty Trust Incorporated, which we refer to as the Company, “we,” “our” and “us”, was incorporated on November 8, 2011 as a Maryland corporation intending to elect and qualify as a real estate investment trust, or REIT, for federal income tax purposes. We elected to qualify as a REIT beginning with the taxable year that ended December 31, 2013. As a REIT, we generally will not be subject to corporate-level income taxes. To maintain REIT status, we will be required, among other requirements, to distribute annually at least 90% of our REIT taxable income, as defined by the Internal Revenue Code of 1986, as amended, or the Code, to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.

On August 15, 2012, we commenced our initial public offering, or IPO, on a “best efforts” basis of up to 100,000,000 Common Shares, par value $0.01 per share (exclusive of 20,000,000 Common Shares available pursuant to our distribution reinvestment program, or DRIP), subject to certain volume and other discounts, pursuant to our Registration Statement. We were initially capitalized on November 17, 2011 with $200,000 from the sale of 18,182 Common Shares to United Realty Advisor Holdings LLC, a Delaware limited liability company, or our Sponsor. On November 25, 2011, our Sponsor acquired 500,000 shares of preferred stock, subsequently exchanged for 500,000 shares of preferred stock classified as Sponsor Preferred Shares, or the Sponsor Preferred Shares, for an aggregate purchase price of $50,000. As of December 31, 2014, we had 1,721,142 Common Shares outstanding with an aggregate value of approximately $16.0 million. We are dependent upon the net proceeds from our IPO to conduct our operations.

We were formed for the purpose of investing primarily in a diversified portfolio of income-producing real estate properties and other real estate-related assets.

Substantially all our business is conducted through United Realty Capital Operating Partnership, L.P., also referred to as the Operating Partnership or the OP, a Delaware limited partnership. We are the general partner of the Operating Partnership and hold both general and limited partnership interests in the Operating Partnership. As we complete the settlement for the purchase orders for Common Shares in our continuous public offering, we will transfer substantially all the net proceeds of the offering to the OP.

We have no paid employees. We are managed by United Realty Advisors LP, our Advisor and URA Property Management LLC, a Delaware limited liability company wholly owned by the Sponsor, which serves as our property manager, or Property Manager, unless services are performed by a third party for specific properties. United Realty Securities, a division of Cabot Lodge Securities, LLC, a Delaware limited liability company that is a member of the Financial Industry Regulatory Authority, Inc., or FINRA, serves as the dealer manager of our IPO. These related parties receive compensation and fees for services related to our IPO and for the investment and management of our assets. These entities will receive fees during our offering, acquisition, operational and liquidation stages.

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

Prior to acquiring an asset, our Advisor performs an analysis of the asset to determine whether it meets our investment criteria, including the probability of sale at an optimum price within our targeted holding period. Our Advisor uses the information derived from the analysis in determining whether the asset is an appropriate investment for us. We intend to employ our dual investment strategies, with a view towards generating current cash flow as well as realizing growth in the value of our assets and hedging against inflation. We intend that our overall strategy will involve one or more of the following attributes:

•	Diversified Portfolio — Once we have invested substantially all the proceeds of our IPO, we expect that we will have acquired a well-diversified portfolio based on property type, geography, investment strategy, tenant mix, lease expirations and other factors;

•	Growth Markets or Growth Opportunities — We expect that our properties either will be located in established or growing markets based on trends in population growth, employment, household income, employment diversification and other key demographic factors, or will be opportunities for value enhancement based on the need for recapitalization, repositioning or redevelopment; and

•	Discount To Replacement Cost — In the current acquisition environment, we expect to acquire properties at values based on current rents and at a substantial discount to replacement cost.

We intend to focus on maximizing stockholder value. Some of the key elements of our financial strategy include:

•	Seasoned Management — We will acquire and manage the portfolio through our Advisor and its affiliates, including our Sponsor’s seasoned team of nine professional managers who, although they have limited experience managing a public REIT, have over 150 years of combined operating history and extensive knowledge and expertise in commercial real estate;

•	Property Focus — We will utilize a property-specific focus that combines intensive leasing plans with cost containment measures, with the expectation that it will deliver a solid and stable income stream;

•	Stable Distributions — We intend to make monthly distributions. While we will seek to make distributions from operating revenues, we have made and continue to make distributions at least partially from sources such as the proceeds of our IPO or borrowings. Distributions from such sources would reduce the funds available for investment in properties and would reduce the amount of distributions we could make in the future. For more information, see “Risk Factors — Risks Related to an Investment in United Realty Trust Incorporated”;

•	Prudent Leverage — We will target a prudent leverage strategy with an approximately 65% loan-to-value ratio on our portfolio (calculated once we have invested substantially all the offering proceeds). For purposes of calculating our 65% target leverage, we will determine the loan-to-value ratio on our portfolio based on the greater of the aggregate cost and the fair market value of our investments and other assets. Our charter allows us to incur leverage up to 300% of our total “net assets” (as defined in Section I.B of the Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted by the membership of the North American Securities Administrators Association on May 7, 2007, or the NASAA REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. We may only exceed this 300% limit with the approval of a majority of our independent directors;

•	Upside Potential — We expect our portfolio to have upside potential from a combination of lease-up, rent growth, cost containment and increased cash flow; and

•	Exit Strategy — We expect to sell our assets, sell or merge our company or list our company, within six to nine years after the end of our IPO, although we cannot guarantee an exit within this time frame.

Our primary investment objectives are to:

•	provide stockholders with stable cash distributions;

•	preserve and protect stockholders’ capital contributions;

•	provide stockholders with portfolio diversification;

•	realize growth in the value of our assets upon the sale of such assets; and

•	provide stockholders with the potential for future liquidity through the sale of our assets, a sale or merger of our company or a listing of our Common Shares on a national securities exchange.

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

Other Real Estate and Real Estate-Related Loans and Securities

Although not our primary focus, we may, from time to time, make investments in other real estate properties and real estate-related loans and securities. We do not expect these types of assets to exceed 20% of the proceeds of our IPO, assuming we sell the maximum offering amount. If we raise substantially less than our maximum offering amount and we acquire a real estate-related asset early in our offering stage, our investments in real estate-related loans and securities could constitute a greater percentage of our portfolio, although we do not expect those assets to represent a substantial portion of our assets at any one time. With respect to our investments in real estate-related assets, including mortgages, mezzanine, bridge and other loans, debt and derivative securities related to real estate and any non-controlling equity investments in other public REITs or real estate companies, we will focus primarily on investments in first mortgages secured by commercial properties. We do not intend that our investments in securities will require us or any of our subsidiaries to register as an “investment company” under the Investment Company Act of 1940, as amended, or the Investment Company Act.

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

Distribution Policy

On January 15, 2015, our board of directors declared daily distributions on our Common Shares at an annual rate of 7.78% of NAV per Common Share, which equates to $0.97 per Common Share on an annualized basis based on our NAV per Common Share on January 15, 2015. The distributions began to accrue as of daily record dates beginning on January 1, 2013, and are aggregated and paid monthly, on payment dates determined by us, to stockholders who hold Common Shares as of such daily record dates. We expect to continue paying distributions monthly unless our results of operations, our general financial condition, general economic conditions or other factors make it imprudent to do so. The timing and amount of distributions will be determined by our board and will be influenced in part by its intention to comply with REIT requirements of the Code.

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

Tax Status

We have elected to be taxed as a REIT under Sections 856(c) through 860 of the Code commencing with our taxable year ended December 31, 2013. As a REIT, we are not subject to U.S. federal income tax on that portion of our taxable income or capital gain which is distributed to our stockholders. To maintain our qualification as a REIT, we must distribute at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP) to our stockholders, determined without regard to deductions for dividends paid and excluding any net capital gain, and meet certain other requirements. If we fail to maintain our qualification as a REIT in any taxable year and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates. We may also be subject to certain state, local and franchise taxes. Under certain circumstances, U.S. federal income and excise taxes may be due on our undistributed taxable income.

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

Regulations

Our investments are and may in the future be subject to various federal, state and local laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity and the Americans with Disabilities Act. We believe that we will be able to obtain all permits and approvals necessary under current law to operate our investments.

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

Financial Information about Industry Segments

Our business consists of owning, managing, operating, leasing, acquiring, investing in and disposing of real estate assets. All our consolidated revenues are from our consolidated real estate properties. We internally evaluate operating performance on an individual property level and view all our real estate assets as one industry segment, and, accordingly, all our properties are aggregated into one reportable segment. Please see Part IV, Item 15 — Exhibits and Financial Statement Schedules, included elsewhere in this Annual Report for more detailed financial information.

Available Information

We electronically file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and proxy statements with the SEC. We also filed our Registration Statement in connection with our IPO with the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us at www.unitedrealtytrust.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Annual Report.

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

Repurchase of Common Shares through our share repurchase program may be the only way to dispose of your Common Shares, but there are a number of limitations placed on such repurchases. Common Shares may be repurchased at a price equal to 95% of the NAV per Common Share as of the repurchase date (although while the primary offering is ongoing, in no event will the repurchase price exceed the then-current offering price under the primary offering), not the original total offering price. As used in this Annual Report, NAV means net asset value.

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

Our board of directors may amend the terms of our share repurchase program without stockholder approval. Our board of directors also is free to suspend or terminate the program or to reject any request for repurchase. In addition, our share repurchase program includes numerous restrictions that would limit your ability to sell your Common Shares. Our ability to fulfill repurchase requests is subject to a number of limitations. Most importantly, most of our assets consist of real estate properties which cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. In addition, we will limit Common Shares repurchased during a calendar quarter to 5% of our NAV as of the last day of the previous calendar quarter(or, in the case of repurchases during the quarter ending March 31, 2015, 5% of our NAV as of January 15, 2015), or approximately 20% of our NAV in any 12-month period. Furthermore, our board of directors may limit, modify or suspend our share repurchase program, and our Advisor may limit the amount of repurchases on a quarterly basis. Repurchase of Common Shares through our share repurchase program may be the only way to dispose of your Common Shares, but there are a number of limitations placed on such repurchases. Common Shares may be repurchased at a price equal to 95% of the NAV per Common Share as of the repurchase date; provided, however, that while the primary offering is ongoing, in no event will the repurchase price exceed the then-current offering price under the primary offering. See the section of our prospectus titled “Share Repurchase Program.”

Our IPO is a blind pool offering, so you will not have the opportunity to evaluate our investments before we make them.

Because we have made only five investments in real estate or real estate-related assets, this is considered a blind pool offering, and you will not have the opportunity to evaluate our investments before we make them. We will seek to invest substantially all our offering proceeds available for investment, after the payment of fees and expenses, in the acquisition of real estate and real estate-related assets. We have established policies relating to the creditworthiness of tenants, but our board of directors will have wide discretion in implementing these policies, and you will not have the opportunity to evaluate potential tenants. In light of our desire to purchase properties that we believe present an opportunity for enhanced future value, the creditworthiness of existing tenants may not be a significant factor in determining whether to acquire the property. We anticipate that we will invest in properties that we believe may be repositioned for greater value due, in whole or in part, to the presence of tenants that do not have strong credit. In such cases, our strategy will include repositioning the property to attract new, more creditworthy or different types of tenants. For a more detailed discussion of our investment policies, see the section of our prospectus titled “Investment Objectives and Criteria — Acquisition Policies.”

The principal of our Sponsor has been involved in investments that have faced adverse business developments.

Jacob Frydman, our chief executive officer and secretary, the chairman of our board of directors, and the principal of our Sponsor, has been involved in prior programs and investment activities that faced adverse business developments. For more information on these adverse business developments, please see the section of our prospectus titled “Prior Performance Summary —Recent Adverse Business Developments.” It is possible that similar adverse business developments could occur with respect to our Company. Additionally, the adverse developments suffered by the principal of our Sponsor may negatively affect a potential investor’s assessment of our ability to meet our investment objectives, which in turn may hinder our ability to raise substantial funds in our IPO. If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make, which may negatively affect the value of your investment.

We and our Advisor have a limited operating history, we have no established corporate-level financing sources, our Sponsor has limited experience operating a public REIT, and the performance of the prior real estate investment programs of the principal of our Sponsor may not be indicative of our future results.

We and our Advisor have a limited operating history. You should not rely upon the past performance of other real estate investment programs sponsored by the principal of our Sponsor to predict our future results. We were incorporated on November 8, 2011 and, as of the date of this Annual Report, have made only five investments in real estate or real estate-related assets. Accordingly, the prior performance of real estate investment programs sponsored by the principal of our Sponsor may not be indicative of our future results.

Moreover, we have no established corporate-level financing sources other than our offering proceeds. If our capital resources are insufficient to support our operations, we will not be successful.

You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful in this market, we must, among other things:

•	identify and acquire investments that further our investment strategies;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate properties and other investments, as well as for potential investors in us; and

•	continue to build and expand our operational structure to support our business.

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

Our dealer manager has a limited operating history and our ability to implement our investment strategy is dependent, in part, upon the ability of our dealer manager to successfully conduct our IPO, which makes an investment in us more speculative.

We have retained Cabot Lodge Securities, LLC, an affiliate of our Advisor, to serve as the dealer manager of our IPO through its United Realty Securities division. United Realty Securities has a limited operating history, and our IPO is the first public offering it has conducted. The success of our IPO, and our ability to implement our business strategy, is dependent upon the ability of United Realty Securities to build and maintain a network of broker-dealers to sell our Common Shares to their clients. These broker-dealers also may be engaged by other REITs and they may choose to emphasize the sale of those REITs’ shares over the sale of our Common Shares. If United Realty Securities is not successful in establishing, operating and managing this network of broker-dealers, our ability to raise proceeds in our IPO will be limited and we may not have adequate capital to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, our stockholders could lose all or a part of their investment.

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

Additionally, as a public company, we are subject to the ongoing reporting requirements under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”. Pursuant to the Exchange Act, we may be required to file with the SEC financial statements of properties we acquire or, in certain cases, financial statements of the tenants of the acquired properties. To the extent any required financial statements are not available or cannot be obtained, we may not be able to acquire the property. As a result, we may not be able to acquire certain properties that otherwise would be a suitable investment. We could suffer delays in our property acquisitions due to these reporting requirements.

Furthermore, where we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, you could suffer delays in the receipt of distributions attributable to those particular properties.

Delays we encounter in the selection, acquisition and development of properties could adversely affect your returns and our ability to pay distributions to our stockholders.

Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute our stockholders’ interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect our stockholders’ overall return.

Our cash flows provided by operations of $131,618 for the year ended December 31, 2014 was a shortfall of $612,313 to our distributions paid of $743,931 (inclusive of $335,812 of Common Shares issued under our DRIP) during such period We paid this shortfall from proceeds from the issuance of Common Shares, including under our DRIP.

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

Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of our IPO may affect our ability to generate additional operating cash flows. Funding distributions from the sale of additional securities could dilute each stockholder’s interest in us if we sell Common Shares or securities that are convertible or exercisable into Common Shares to third-party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability or affect the distributions payable to stockholders upon a liquidity event, any or all of which may have an adverse effect on an investment in our Common Shares.

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

Our Advisor and its affiliates provide services for us in connection with, among other things, the offer and sale of our Common Shares, the selection and acquisition of our investments, the management and leasing of our properties, the servicing of our loans and the disposition of our assets. We pay them substantial upfront fees for some of these services, which reduces the amount of cash available for investment in real estate or distribution to you. Largely as a result of these substantial fees, we expect that approximately 86.6% of the total offering price received from investors will be available for investment in real estate or distribution, depending primarily upon the number of Common Shares we sell.

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

Investors who invest in us earlier in our IPO may realize a lower rate of return than later investors because earlier investors may receive a relatively larger proportion of distributions from sources other than operating cash flow.

There can be no assurances as to when we will begin to generate sufficient cash flow to fully fund the payment of distributions. As a result, investors who invest in us before we generate significant cash flow may realize a lower rate of return than later investors. We expect to have little cash flow from operations available for distribution until we make substantial investments. In addition, to the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation. Therefore, until such time, if any, as we have sufficient cash flow from operations to fully fund the payment of distributions therefrom, some or all of our distributions will be paid from other sources, such as from the proceeds of our IPO, cash advances to us by our Advisor, cash resulting from a waiver of asset management fees, and borrowings, including borrowings secured by our assets, in anticipation of future operating cash flow.

Investors may be diluted if our NAV per Common Share falls below the price such investors paid.

The offering price per Common Share in our primary offering and under our DRIP and the share repurchase program will vary from day to day based on our NAV per Common Share on each business day. Investors may be diluted if our NAV per Common Share falls below the price such investors paid, because other stockholders may purchase Common Shares in our primary offering and under our DRIP at prices based on the lower NAV per Common Share. If, during our primary offering, our daily NAV falls significantly below our offering price, investors may be deterred from purchasing Common Shares.

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

Our Sponsor holds all the outstanding 500,000 Sponsor Preferred Shares, which have a preference upon our liquidation, dissolution or winding up as described below. Upon our liquidation, dissolution or winding up, the Sponsor Preferred Shares will receive a preference in the amount of 15% of any excess of the net sales proceeds from the sale of all the assets in connection with such liquidation, dissolution or winding up over the amount of Invested Capital, as defined in the section of our prospectus titled “Description of Shares — Sponsor Preferred Shares,” plus a cumulative non-compounded pre-tax annual return to holders of Common Shares of 7% on Invested Capital. Our Sponsor can influence whether substantially all our assets, stock or business is transferred or sold, whether our Common Shares are listed and whether our advisory agreement is terminated or allowed to expire without renewal, resulting in the convertibility of the Sponsor Preferred Shares into Common Shares. The effect of the conversion of the Sponsor Preferred Shares is that our Sponsor would own approximately 2.7% to 5.5% of the total number of Common Shares outstanding following the conversion (assuming (a) the maximum selling commissions and dealer manager fee, and (b) no reinvestments of distributions), pursuant to the conversion ratio applicable to the Sponsor Preferred Shares, in exchange for an aggregate payment of $50,000. See the section of our prospectus titled “Description of Shares — Sponsor Preferred Shares.”

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

Our Advisor will receive a subordinated share of annual cash flows for years in which a specified return to holders of our Common Shares is achieved. However, if the return is not achieved in subsequent years, and even if the Company suffers a loss, our Advisor will not be obligated to return to the Company any portion of the subordinated share of annual cash flows it has received.

Our Advisor will receive, annually, an amount equal to 15% of any net cash flows in respect of each calendar year remaining after payment to holders of Common Shares of distributions (including from sources other than operating cash flow) for such calendar year, such that the holders of Common Shares have received a 7% pre-tax, non-compounded annual return on the capital contributed by holders of Common Shares. However, if such 7% annual return is not achieved in subsequent years, and even if the Company suffers a loss, our Advisor will not be obligated to return to the Company any portion of the subordinated share of annual cash flows it has received. “Net cash flows” means, for any period, the excess of: (i) the sum of (A) our revenues for such period, as determined under GAAP, from ownership and/or operation of properties, loans and other investments and (B) the net cash proceeds we realize during such period from any sales of assets; over (ii) the sum of all costs and expenses paid or incurred by us, as determined under GAAP, that are in any way related to our operation or to corporate business, including advisory fees, the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and listing of our Common Shares, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, incentive fees paid in compliance with the NASAA REIT Guidelines, acquisition fees and acquisition expenses, real estate commissions on the sale of property and other fees and expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). Our use of “net cash flow”, a non-GAAP measure, as a metric instead of GAAP net income likely will result in the payment of a higher amount to our Advisor than if our Advisor were to receive, annually, an amount equal to 15% of GAAP net income after payment of such 7% annual return. We cannot assure you that we will provide such 7% annual return, which we have disclosed solely as a measure for our Advisor’s incentive compensation. Because such 7% annual return may consist in part of distributions from sources other than operating cash flow, the source of such 7% annual return may not be entirely from net income; to the extent that the source of such 7% annual return is not from net income, then the value of your Common Shares may be impacted negatively. Our Advisor may have an incentive to increase the amount of distributions from sources other than operating cash flow in order to maximize its subordinated share of annual cash flows. Our Advisor may receive a subordinated share of annual cash flows even if distributions to holders of Common Shares have exceeded our cash flows from operations. In addition, our Sponsor owns the Sponsor Preferred Shares, which upon our liquidation, dissolution or winding up, would receive a preference in the amount of 15% of any excess of the net sales proceeds from the sale of all the assets in connection with such liquidation, dissolution or winding up over the amount of Invested Capital, as defined in the section of our prospectus titled “Description of Shares — Sponsor Preferred Shares,” plus a cumulative non-compounded pre-tax annual return to holders of Common Shares of 7% on Invested Capital. Any cash flows to holders of Common Shares in excess of the 7% annual return contemplated by the subordinated share of annual cash flows would constitute a return of capital for purposes of the preference of the Sponsor Preferred Shares, so the amount of Invested Capital for purposes of the preference of the Sponsor Preferred Shares would be lower, allowing our Sponsor to receive a larger amount of cash flow upon our liquidation, dissolution or winding up.

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

Our IPO is being conducted on a “best efforts” basis, meaning that our dealer manager is only required to use its best efforts to sell our Common Shares and has no firm commitment or obligation to purchase any of the Common Shares. As a result, we cannot assure you of the amount of proceeds that will be raised in our IPO. We are dependent on funds from our IPO to make additional investments, resulting in greater diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we acquire. If we do not raise significant additional funds in our IPO, the more likely it will be that we will not be able to achieve significant diversification and the likelihood of our profitability being affected by the performance of any one of our investments will increase. We are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Your investment in our Common Shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In addition, to the extent we are not able to raise additional funds, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to pay distributions could be adversely affected.

If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.

Our success depends to a significant degree upon the continued contributions of our chairman, certain executive officers and other key personnel of us, United Realty Securities, our Advisor and its affiliates. We do not have employment agreements with our chairman and executive officers, and we cannot guarantee that they will remain affiliated with us. Although our chairman and several of our executive officers and other key personnel have entered into employment agreements with our Advisor, these agreements are terminable at will, and we cannot guarantee that such persons will remain affiliated with our Advisor. If any of our key personnel were to cease their affiliation with us, United Realty Securities, our Advisor or its affiliates, our operating results could suffer. We do not intend to maintain key person life insurance on any of our key personnel other than our chairman. We believe that our future success depends, in large part, upon our Advisor’s and its affiliates’ ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for persons with these skills is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining such skilled personnel. If we lose or are unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered.

If we internalize our management functions, your interest in us could be diluted, and we could incur other significant costs associated with being self-managed.

Our strategy may involve becoming “self-managed” by internalizing our management functions, particularly if we seek to list our Common Shares on an exchange as a way of providing our stockholders with a liquidity event. The method by which we could internalize these functions could take many forms. We may hire our own group of executives and other employees or we may elect to negotiate to acquire our Advisor’s and Property Manager’s assets and personnel. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our stock. An internalization transaction could result in significant payments to affiliates of our Advisor irrespective of whether you enjoyed the returns on which we have conditioned our subordinated share of annual cash flows. The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the net income per Common Share and modified funds from operations, or MFFO, per Common Share attributable to your investment. We will not be required to seek a stockholder vote to become self-managed.

In addition, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance and SEC reporting and compliance. If stockholders or other interested parties file a lawsuit related to, or challenging, an internalization transaction, we could incur high litigation costs that would adversely affect the value of your Common Shares. We also would incur the compensation and benefits costs of our officers and other employees and consultants that are now paid by our Advisor or its affiliates. In addition, we may issue equity awards under our stock incentive plan, which awards would decrease net income and MFFO and may further dilute your investment. We cannot reasonably estimate the amount of fees to our Advisor and its affiliates we would save and the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our Advisor and its affiliates, our net income per Common Share and funds from operations, or FFO, per Common Share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our Common Shares.

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

The purchase of Common Shares in our IPO and the repurchase of our Common Shares under our share repurchase program are at prices based on our NAV per Common Share, which will be calculated based upon subjective judgments, assumptions and opinions about future events, and may not be accurate. As a result, our daily NAV per Common Share may not reflect the amount that you might receive for your Common Shares in a market transaction, and you will not know the NAV per Common Share at the time of purchase.

We base the purchase price of Common Shares and the repurchase price for Common Shares under our share repurchase program on our NAV per Common Share. NAV is calculated by estimating the market value of our assets and liabilities, many of which are illiquid. An independent valuer performs valuations of our real estate portfolio and provides the board with the metrics to be used in calculating our daily NAV, all of which the board of directors approves. The valuation may not be precise because the valuation methodologies used to value a real estate portfolio involve subjective judgments, assumptions and opinions about future events. Any resulting disparity may benefit the stockholders whose Common Shares are or are not being repurchased under our share repurchase program, those purchasing or not purchasing Common Shares or those participating or not participating in our DRIP. Investors will not know the NAV per Common Share underlying the purchase price at the time they submit a purchase order. See the section of our prospectus titled “Valuation Policies” for more details about how our NAV will be calculated.

It may be difficult to accurately reflect material events that may impact our daily NAV between valuations and, accordingly, we may be selling Common Shares and repurchasing Common Shares under our share repurchase program at too high or too low a price.

Our independent valuer will estimate at least annually the market value of our principal assets and liabilities, and also provide the metrics to be used in the subsequent calculation of NAV, and we will rely on those estimates to determine the daily NAV per Common Share. As a result, the published NAV per Common Share may not fully reflect changes in value that may have occurred since the prior valuation. Furthermore, it may be difficult to reflect changing market conditions or material events that may impact the value of our portfolio between valuations, or to obtain timely complete information regarding any such events. Therefore, the NAV per Common Share published after the announcement of an extraordinary event may differ significantly from our actual NAV per Common Share until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment to be made to NAV per Common Share, on a going forward basis, is determined by our Advisor and our independent valuer. Any resulting disparity may benefit the stockholders whose Common Shares are or are not being repurchased, those purchasing or not purchasing Common Shares or those who do or do not elect to participate in our DRIP.

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

Our Advisor and its affiliates, including our Property Manager and United Realty Securities, are entitled to substantial fees from us under the terms of the advisory agreement, the property management agreement and the dealer manager agreement. These fees could influence our Advisor’s advice to us as well as the judgment of affiliates of our Advisor performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including the advisory agreement and the property management agreement, the dealer manager agreement with Cabot Lodge Securities, LLC and any agreements we may have with United Realty Partners, LLC, or URP, a Delaware limited liability company controlled and indirectly owned by Mr. Frydman;

•	public offerings of equity by us, which will entitle our dealer manager to dealer manager fees and will likely entitle our Advisor to increased acquisition and asset management fees;

•	property sales, which may result in compensation to our Advisor or URP;

•	property acquisitions from third parties, which entitle our Advisor to acquisition fees and asset management fees;

•	whether to lease to a less creditworthy tenant, since our Property Manager will receive a leasing fee regardless of tenant quality, and a default by a tenant under its lease obligations may give our Property Manager an opportunity to earn an additional leasing fee;

•	borrowings to acquire properties, which borrowings may increase the acquisition, asset management and financing coordination fees payable to our Advisor, as well as supplemental transaction-based fees payable to URP;

•	determining the compensation paid to employees for services provided to us, which could be influenced in part by whether our Advisor is reimbursed by us for the related salaries and benefits;

•	whether we seek to internalize our management functions, which internalization could result in our retaining some of our Advisor’s and its affiliates’ key officers and employees for compensation that is greater than that which they currently earn or which could require additional payments to affiliates of our Advisor to purchase the assets and operations of our Advisor and its affiliates;

•	whether and when we seek to list our Common Shares on a national securities exchange, which listing would entitle our Sponsor to the issuance of Common Shares through the conversion of its Sponsor Preferred Shares; and

•	whether and when we seek to sell or transfer substantially all our assets, stock or business, which sale or transfer may result in the issuance of Common Shares to our Sponsor through the conversion of its Sponsor Preferred Shares.

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

Our Advisor and its affiliates face conflicts of interest relating to the incentive fee structure under our advisory agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders. For example, we will pay to our Advisor or its assignees a monthly fee equal to the greater of (a) one-twelfth (1/12) of 1% of the average of our daily NAV for the preceding month and (b) one-twelfth (1/12) of 0.75% of the contract purchase price of each property (including our pro rata share (direct or indirect) of debt attributable to such property) then owned plus one-twelfth (1/12) of 0.75% of the amount advanced for each loan or other investment (including our pro rata share (direct or indirect) of debt attributable to such investment) then owned. Because in the case of (a) above, this fee will be based on NAV, our Advisor will benefit from our Common Shares having higher NAV and therefore our Advisor has an incentive to cause the NAV to be higher. In the case of (b) above, fees payable to our Advisor are based on the purchase price of the investments acquired and may create an incentive for our Advisor to accept a higher purchase price or purchase assets that may not be in the best interest of our stockholders. Furthermore, because our Advisor and its affiliates do not maintain a significant equity interest in us and are entitled to receive substantial minimum compensation regardless of performance, their interests are not wholly aligned with those of our stockholders.

Our Advisor is entitled to a subordinated share of annual cash flows in an amount, annually, equal to 15% of any net cash flows in respect of each calendar year remaining after payment to holders of Common Shares of distributions (including from sources other than operating cash flow) for such calendar year, such that the holders of Common Shares have received a 7%, pre-tax, non-compounded annual return on the capital contributed by holders of Common Shares. “Net cash flows” means, for any period, the excess of: (i) the sum of (A) our revenues for such period, as determined under GAAP, from ownership and/or operation of properties, loans and other investments and (B) the net cash proceeds we realize during such period from any sales of assets; over (ii) the sum of all costs and expenses paid or incurred by us, as determined under GAAP, that are in any way related to our operation or to corporate business, including advisory fees, the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and listing of our Common Shares, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, incentive fees paid in compliance with the NASAA REIT Guidelines, acquisition fees and acquisition expenses, real estate commissions on the sale of property and other fees and expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor to fees. In addition, our Advisor’s or its affiliates’ entitlement to fees upon the sale of our assets could result in our Advisor recommending sales of our investments even if continued ownership of those investments might be in our best long-term interest. Furthermore, our Sponsor has the right to convert its Sponsor Preferred Shares into Common Shares upon (and for 180 days following) the sale or transfer of substantially all our assets, stock or business (other than a sale of assets in our liquidation, dissolution or winding up), the listing of our Common Shares on any national securities exchange or the termination or expiration without renewal of the advisory agreement. To avoid enabling our Sponsor to convert its Sponsor Preferred Shares into Common Shares, our independent directors may decide against any of such events even if, but for the conversion of the Sponsor Preferred Shares into Common Shares, such an event would be in our best interest. For a more detailed discussion of the fees payable to our Advisor and its affiliates in respect of our IPO, see the section of our prospectus titled “Compensation Table.”

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

A limit on the number of shares a person may own may discourage a takeover of the Company.

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

Our charter permits our board of directors to issue up to 200,000,000 Common Shares and up to 50,000,000 shares of preferred stock, $0.01 par value per share, 500,000 shares of which are classified as Sponsor Preferred Shares. Our board of directors, without any action by our stockholders, may (a) amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series we have authority to issue or (b) classify or reclassify any unissued Common Shares or shares of preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, and terms and conditions of the repurchase of any such stock. Thus, our board of directors could authorize the issuance of such stock with terms and conditions that could further subordinate the rights of the holders of our Common Shares beyond their existing subordination to the preferences of the Sponsor Preferred Shares, or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our Common Shares. See the section of our prospectus titled “Description of Shares — Preferred Stock.”

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

In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act, or the “JOBS Act”. We are an “emerging growth company,” as defined in the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.

We could remain an “emerging growth company” for up to five years, or until the earliest to occur of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1 billion or more, (2) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our Common Shares held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) and (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or “Sarbanes-Oxley”, (2) comply with new requirements adopted by the Public Company Accounting Oversight Board, or the “PCAOB”, which may require mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor must provide additional information about the audit and the issuer’s financial statements, (3) comply with new audit rules adopted by the PCAOB after April 5, 2012 ( unless the SEC determines otherwise), (4) provide certain disclosures relating to executive compensation generally required for larger public companies, or (5) hold shareholder advisory votes on executive compensation. Other than as set forth in the following paragraph, we have not yet made a decision as to whether to take advantage of any of or all the JOBS Act exemptions that are applicable to us. If we do avail ourselves of any of the remaining exemptions from various reporting requirements, we do not know if some investors will find our Common Shares less attractive as a result.

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

We disclose MFFO, a non-GAAP financial measure, in communications with investors, including documents filed with the SEC; however, MFFO is not equivalent to our net income or loss as determined under GAAP, and you should consider GAAP measures to be more relevant to our operating performance.

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

The tenants in any properties we own may experience financial difficulties, including bankruptcy, insolvency or a general downturn in their business. We cannot assure you that any tenant that files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by, or relating to, one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. An unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.

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

Market disruptions, including recessions, reduced consumer spending, sovereign downgrades and lack of credit, could reduce demand for space and remove support for rents and property values. The value of our properties may decline if any such market conditions were to emerge.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the “Dodd-Frank Act”, became law in the United States. Title VII of the Dodd-Frank Act contains a sweeping overhaul of the regulation of privately negotiated derivatives. The provisions of Title VII became effective on July 16, 2011 or, with respect to particular provisions, on such other date specified in the Dodd-Frank Act or by subsequent rulemaking. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be assessed until implementing rules and regulations are promulgated, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and may result in us entering into such transactions on more unfavorable terms than prior to effectiveness of the Dodd-Frank Act. The occurrence of any of the foregoing events may have an adverse effect on our business.

General Risks Related to Investments in Real Estate

Valuations and appraisals of our properties and valuations of our investments in real estate-related assets are estimates of fair value and may not necessarily correspond to realizable value, which could adversely affect the value of your investment.

In order to calculate our daily NAV, valuations of properties are conducted in accordance with our valuation guidelines and are based partially on appraisals performed by our independent valuer. Similarly, our real estate-related asset investments will be valued at least annually, or in the case of liquid securities, daily, as applicable, at fair value as determined by our Advisor. See the section of our prospectus “Valuation Policies.” The valuation methodologies used to value our properties will involve subjective judgments concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses. Appraisals and valuations are only estimates, and ultimate realization depends on conditions beyond our Advisor’s control. Further, valuations do not necessarily represent the price at which we would be able to sell an asset, because such prices would be negotiated. We will not retroactively adjust the valuation of such assets, the price of our Common Shares in our primary offering or under our DRIP, the price we paid to repurchase Common Shares or NAV-based fees we paid to our Advisor. Because the price of Common Shares in our primary offering or under our DRIP and the price at which your Common Shares may be repurchased by us pursuant to our share repurchase plan are based on our estimated NAV per Common Share, you may pay more than realizable value or receive less than realizable value for your investment.

In calculating our daily NAV, our Advisor bases its calculations in part on independent appraisals of our properties, the accuracy of which our Advisor does not independently verify.

In calculating our daily NAV, our Advisor includes valuations of individual properties and the metrics which are used to calculate our daily NAV that are obtained from our independent valuer. We do not independently verify the appraised value of our properties or the metrics used to arrive at those valuations. As a result, the appraised value of a particular property may be greater or less than its potential realizable value, which would cause our estimated NAV to be greater or less than the potential realizable NAV.

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

Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general or local economic conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	the illiquidity of real estate investments generally;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.

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

We rely significantly on one major tenant and therefore are subject to heightened risk with respect to adverse events with respect to this tenant.

As of December 31, 2014 our lease to Highland Park accounted for more than 50% of our annualized rental income.  The financial failure of this tenant is likely to have a material adverse effect on our results of operations and our financial condition. In addition, the value of our investment in a real estate asset is partly driven by the credit quality of the underlying tenant, and an adverse change in a major tenant’s financial condition of such tenant may result in a decline in the value of our investments and have a material adverse effect on our results of operations.

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

We expect that substantially all our apartment leases will be for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

To the extent we invest in apartment communities, we will face competition from other apartment communities and the increased affordability of single-family homes, which may limit our profitability and returns to our stockholders.

Any apartment communities we may acquire will most likely compete with numerous housing alternatives in attracting residents, including other apartment communities, as well as single- and multifamily homes and condominiums available to rent. Competitive housing in a particular area and the increasing affordability of single- and multifamily homes and condominiums available to rent or buy caused by declining mortgage interest rates and government programs to promote home ownership could adversely affect our ability to retain our residents, lease apartment units and increase or maintain rental rates.

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

In order to qualify as a REIT, we will not be able to operate any hotel properties that we acquire or participate in the decisions affecting the daily operations of our hotels. We will lease any hotels we acquire to a taxable REIT subsidiary, or “TRS”, in which we may own up to a 100% interest. Our TRS will enter into management agreements with eligible independent contractors that are not our subsidiaries or otherwise controlled by us to manage the hotels. Thus, independent hotel operators, under management agreements with our TRS, will control the daily operations of our hotels.

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

Our properties are generally expected to be subject to the Americans with Disabilities Act of 1990, as amended, or the “Disabilities Act”. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Our funds used for compliance with these laws may affect cash available for distributions and the amount of distributions to you.

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

Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on its balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. The Financial Accounting Standards Board, or the “FASB”, and the International Accounting Standards Board have proposed an accounting model that would significantly change lease accounting. The proposals have gone through several rounds of public comment and are not yet final. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how the real estate leasing business is conducted. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could cause a delay in investing our offering proceeds and make it more difficult for us to enter into leases on terms we find favorable.

If we invest in apartment communities, we must comply with the Fair Housing Amendment Act, which may decrease our cash flow from operations.

We must comply with the Fair Housing Amendment Act of 1988, or the “FHAA”, which requires that apartment communities first occupied after March 13, 1991 be accessible to handicapped residents and visitors. Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. Recently there has been heightened scrutiny of multifamily housing communities for compliance with the requirements of the FHAA and an increasing number of substantial enforcement actions and private lawsuits have been brought against apartment communities to ensure compliance with these requirements. Noncompliance with the FHAA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.

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

In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 65% of the greater of the aggregate cost and the fair market value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital under our IPO or any subsequent offering and invested substantially all our capital. As a result, we expect to borrow more than 65% of the aggregate cost and the fair market value of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent. For these purposes, the value of our assets is based on methodologies and policies determined by our board of directors that may include, but do not require, independent appraisals.

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

We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2013 and intend to operate in a manner that would allow us to continue to qualify as a REIT. We may terminate our REIT qualification if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the Internal Revenue Service, or “IRS”, such recharacterization would jeopardize our ability to satisfy all the requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to maintain our qualification as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

REITs, in certain circumstances, may incur tax liabilities that would reduce the cash available for distribution to its stockholders.

Even if we maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of the OP or at the level of the other companies through which we indirectly own our assets, such as our TRSs, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.

To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce your overall return.

In order to maintain our status as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT it is possible that we may not always be able to do so.

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

While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, there is no de minimis exception with respect to preferential dividends. Therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed either to (a) have distributed less than 100% of our REIT taxable income and be subject to tax on the undistributed portion, or (b) have distributed less than 90% of our REIT taxable income and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.

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

To maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more TRS. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholder.

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

Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980, or “FIRPTA”, capital gain distributions attributable to sales or exchanges of “U.S. real property interests”, or “USRPIs”, generally will be taxed to a non-U.S. stockholder, subject to an exception for stock regularly traded on an established securities market that is not expected to apply to our Common Shares, as if such gain were effectively connected with a U.S. trade or business.

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

Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income, or “UBTI”, to tax-exempt investors.

If (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold our Common Shares, or (c) a holder of Common Shares is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, Common Shares by such tax-exempt stockholder may be subject to U.S. federal income tax as UBTI under the Code.

Retirement Plan Risks

If the fiduciary of an employee pension benefit plan subject to the Employee Retirement Income Security Act of 1974, as amended, or “ERISA” (such as a profit-sharing, Section 401(k) or pension plan) or any other retirement plan or account fails to meet the fiduciary and other standards under ERISA or the Code as a result of an investment in our Common Shares, the fiduciary could be subject to criminal and civil penalties.

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

With respect to the annual valuation requirements described above, we will provide a daily NAV per Common Share, which we will use as the per share estimated value. The estimated value is not likely to reflect the proceeds you would receive upon our liquidation or upon the sale of your Common Shares. Accordingly, we can make no assurances that such estimated value will satisfy the applicable annual valuation requirements under ERISA and the Code. The Department of Labor or the IRS may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our Common Shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.

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

Item 1B.	Unresolved Staff Comments.

As of December 31, 2014, we did not have any unresolved comments with the staff of the SEC.

Item 2.	Properties.

As of December 31, 2014, we owned a 69.2 % interest in a joint venture that owns a residential property located at 2520 Tilden Avenue in Brooklyn, New York, or Tilden Hall, a 14.6% interest in a joint venture that owns a residential property known as 14 Highland Ave., Yonkers, New York, or 14 Highland, a medical building located at 945 82nd Parkway, Myrtle Beach, SC, or Parkway, and an office building located at 7 Carnegie Plaza, Cherry Hill, NJ, or 7 Carnegie. In addition, as of December 31, 2014, we owned a 76.7% interest in a joint venture that owns a mortgage note secured by properties located at 58 and 70 Parker Avenue, in Poughkeepsie, NY.

The following table provides information regarding our properties as of December 31, 2014.

Property, State	Year Completed/ Renovated	Year Acquired	Acquired Sq. Feet	Annualized base rent ($)(1)	Number of Tenants	% Leased	Principal Tenants
Tilden Hall, Brooklyn, NY	2004	2013	86,360	2,658,197	1	100.0	Highland Park Development
14 Highland, Yonkers, NY	1990	2013	13,000	286,983	22	100.0	Various
Myrtle Beach, SC	1999	2014	44,323	1,154,937	3	100.0	Various
7 Carnegie, Cherry Hill, NJ	1988/2009	2014	90,070	856,000	1	100.0	Fox Rehabilitation

(1)	Annualized base rent is equal to monthly rent, on an annualized basis, at December 31, 2014. Annualized base rent does not include concessions or future rent increases.

The following table sets forth a summary schedule of the annualized lease expirations for leases in place across our total portfolio at December 31, 2014.

Year of Expiration	Number of Leases Expiring(1)	Leased Square Footage	Annualized Base Rent ($) (2)	Annualized BaseRent (%)
2015	16	6,109	$148,931	3.1%
2016	6	2,477	22,080	0.5
2017	—	—	—	—
2018	—	—	—	—
2019	2	32,004	812,347	16.8
Thereafter	3	188,749	3,856,788	79.6
Total	27	229,339	$4,840,146	100.0%

(1)	Assumes no tenants exercise renewal or cancellation options.
(2)	Annualized base rent is equal to monthly rent, on an annualized basis, at December 31, 2014. Annualized base rent does not include concessions or future rent increases.

Item 3.	Legal Proceedings.

As of December 31, 2014, neither we nor our Operating Partnership was involved in any material litigation nor, to management’s knowledge, was any material litigation threatened against us or our OP.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

No public market currently exists for our Common Shares, and we currently have no plans to list our Common Shares on a national securities exchange. Until our Common Shares are listed, if ever, our stockholders may not sell their Common Shares unless the buyer meets the applicable suitability and minimum purchase requirements. In addition, our charter prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares or more than 9.8% (in value or number of shares, whichever is more restrictive) of our outstanding Common Shares, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their Common Shares at a time or price acceptable to them. As of January 15, 2015, we are selling Common Shares at $13.90 per Common Share (a price that represents our estimated net asset value, or NAV, per Common Share of $12.51 plus the maximum allowable dealer manager fees and selling commissions) although discounts are available for certain categories of purchasers.

In order for FINRA members and their associated persons to participate in the offering and sale of Common Shares pursuant to our IPO, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to stockholders a per share estimated value of the Common Shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share value to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Common Shares. Prior to January 15, 2015, the value of the Common Shares was deemed to be the offering price of $10.45 per Common Share. As of January 15, 2015, the value of the Common Shares was deemed to be the offering price of $13.90 per Common Share. There is no public trading market for the Common Shares at this time, and there can be no assurance that stockholders would receive $13.90 per Common Share if such a market did exist and they sold their Common Shares or that they will be able to receive such amount for their Common Shares in the future. Nor does this deemed value reflect the distributions that stockholders would be entitled to receive if our properties were sold and the sales proceeds were distributed upon liquidation of our Company. Such a distribution upon liquidation may be less than $13.90 per Common Share primarily due to the fact that the funds initially available for investment in properties will have been reduced from the gross offering proceeds in order to pay selling commissions and dealer manager fees, organization and offering expenses, and acquisition and asset management fees.

Holders

As of March 25, 2015, we had 2,275,283 Common Shares outstanding held by a total of 588 stockholders.

Distributions

On January 15, 2015, our board of directors declared daily distributions on our Common Shares at an annual rate of 7.78% of NAV per Common Share, which equates to $0.97 per Common Share on an annualized basis based on our NAV per Common Share on January 15, 2015. The distributions began to accrue as of daily record dates beginning on January 1, 2013, and are aggregated and paid monthly, on payment dates determined by us, to stockholders who hold Common Shares as of such daily record dates. We expect to continue paying distributions monthly unless our results of operations, our general financial condition, general economic conditions or other factors make it imprudent to do so. The timing and amount of distributions will be determined by our board and will be influenced in part by our intention to comply with REIT requirements of the Code. We expect to have little, if any, funds from operations available for distribution until we make substantial investments. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need funds from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, our board will authorize and we will declare distributions in anticipation of funds that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we expect to use proceeds from our IPO or from the issuance of securities in the future, or third-party borrowings, to fund our distributions. We may also fund such distributions from advances from our Sponsor or from any waiver of fees by our Advisor.

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

The following table sets forth the distributions declared per share of the Company’s Common Shares and the tax status for U.S. federal income tax purposes of such distributions declared during the year ended December 31, 2014:

Payable Date	Total Distributions per Common Share	Return of Capital per Common Share
1/15/2014	$0.064	$0.064
2/18/2014	$0.063	$0.063
3/17/2014	$0.057	$0.057
4/15/2014	$0.063	$0.063
5/15/2014	$0.060	$0.060
6/16/2014	$0.064	$0.064
7/15/2014	$0.062	$0.062
8/15/2014	$0.062	$0.062
9/15/2014	$0.065	$0.065
10/15/2014	$0.061	$0.061
11/15/2014	$0.063	$0.063
12/15/2014	$0.059	$0.059

The following table shows the sources for the payment of distributions to common stockholders for the periods presented:

	Three months ended
	March 31, 2014		June 30, 2014		September 30, 2014
Distributions:		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions paid in cash	$79,557	61.0%	$90,195	54.2%	$104,223	51.3%
Distributions reinvested	50,916	39.0	76,157	45.8	98,861	48.7
Total distributions	$130,473	100.0%	$166,352	100.0%	$203,084	100.0%

Source of distribution coverage:
Cash flows provided by operations	$79,557	61.0%	$52,061	31.3%	$—	—%
Common Shares issued under the DRIP	50,916	39.0	76,157	45.8	98,861	48.7
Proceeds from issuance of Common Shares	—	—	38,134	22.9	104,223	51.3
Total sources of distributions	$130,473	100.0%	$166,352	100.0%	$203,084	100.0%

Cash flows provided by (used in) operations
(GAAP basis)	$596,065		$52,061		$(382,598)
Net loss attributable to stockholders
(in accordance with GAAP)	$(152,078)		$(622,913)		$(344,734)

	Three months ended		Year Ended
	December 31, 2014		December 31, 2014
Distributions:		Percentage of Distributions		Percentage of Distributions
Distributions paid in cash	$134,143	55.0%	$408,119	54.9%
Distributions reinvested	109,878	45.0	335,812	45.1
Total distributions	$244,021	100.0%	$743,931	100.0%

Source of distribution coverage:
Cash flows provided by operations	$—	—%	$131,618	17.7%
Common Shares issued under the DRIP	109,878	45.0	335,812	45.1
Proceeds from issuance of Common Shares	134,143	55.0	276,501	37.2
Total sources of distributions	$244,021	100.0%	$743,931	100.0%

Cash flows provided by (used in) operations
(GAAP basis)	$(734,236)		$(468,708)
Net loss attributable to stockholders
(in accordance with GAAP)	$(628,454)		$(1,748,180)

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

During the year ended December 31, 2014, we granted 30,341 Common Shares under the stock incentive plan, all of which were fully vested on the date of grant. During the year ended December 31, 2013, we granted 18,274 Common Shares under the stock incentive plan of which 8,800 were fully vested on the date of grant and the remainder will vest over 15 months effective April 1, 2013. No grants under the stock incentive plan were made during the year ended December 31, 2012.

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

On May 21, 2014, in connection with our acquisition of the fee simple interest in Parkway, in consideration for $1.7 million, our OP issued to two investors not affiliated with us or our Advisor, and each an “accredited investor,” as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended, or the Securities Act, 17 class MB units of limited partnership interest, or MB Units. Our OP issued 12 MB Units to one of the two investors in consideration for a capital contribution of $1.2 million. Such 12 MB Units entitled the holder thereof to an annualized preferred return of 20% on the amount of the capital contribution and were redeemed by us in December 2014 for $1.34 million. Our OP issued five MB Units to the other investor in consideration for a capital contribution of $500,000. Such five MB Units entitle the holder thereof to an annualized preferred return of 10% on the amount of the capital contribution, and must be redeemed by us in May 2015. The MB Units were offered and sold in a private placement pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. The MB Units have not been registered under the Securities Act and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements.

On August 15, 2012, we commenced our IPO on a “best efforts” basis of up to 100.0 million Common Shares. The IPO is being conducted by United Realty Securities, our dealer manager, a division of Cabot Lodge Securities, LLC, a Delaware limited liability company and a member of FINRA that is indirectly owned by our Sponsor. Prior to January 15, 2015, we offered the Common Shares at a price of $10.45 per Common Share and subsequent to January 15, 2015, we began offering the Common Shares at a price of $13.90 per Common Share (a price that represents our NAV per Common Share plus the maximum allowable dealer manager fees and selling commissions), in each case subject to certain volume and other discounts, pursuant to the Registration Statement on Form S-11 (Reg. No. 333-178651), or the Registration Statement, filed with the SEC under the Securities Act. The Registration Statement also covers up to 20.0 million shares available pursuant to our DRIP, under which our stockholders may elect to have their distributions reinvested in additional Common Shares at the greater of our NAV per Common Share and 95% of the fair market value per Common Share.  The total dollar amount of securities registered on the Registration Statement is $1.31 billion.

As of December 31, 2014 we had 1,721,142 Common Shares outstanding. As of December 31, 2014, we had received gross offering proceeds of approximately $18.1 million and net offering proceeds of $16.0 million from the sale of Common Shares, including pursuant to our DRIP. For the years ended December 31, 2014, 2013 and 2012, we had incurred selling commissions and dealer manager fees and other organization and offering costs in the amounts set forth below.

The following table reflects the offering costs associated with this issuance of Common Shares:

Type of Expense	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Selling commissions and dealer manager fees	$1,031,430	$443,105	$148,807
Other organization and offering costs	105,428	49,919	24,651
Total expenses	$1,136,858	$493,024	$173,458

The dealer manager re-allowed all the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Total commissions incurred from the dealer manager	$1,031,430	$443,105	$148,807
Less:
Commissions to participating broker-dealers	(717,561)	(292,557)	(93,796)
Reallowance to participating broker-dealers	—	—	—
Net to the dealer manager	$313,869	$150,548	$55,011

As of December 31, 2014, we have incurred $2.0 million of cumulative offering costs in connection with the issuance and distribution of Common Shares. Net offering proceeds of $16.0 million exceeded cumulative offering costs by $14.0 million as of December 31, 2014.

Cumulative offering costs of $2.0 million include $1.6 million incurred from our dealer manager for dealer manager fees and commissions and $0.4 million from our Advisor.

We expect to use substantially all the net proceeds from our IPO to invest primarily in interests in real estate located in the United States, with a primary focus on the eastern United States and in markets that we believe are likely to benefit from favorable demographic changes, or that we believe are poised for strong economic growth. As of December 31, 2014, we have used the net proceeds from our IPO to fund a portion of the purchase of four real estate-related investments with an aggregate purchase price of $49.6 million.

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

Share Repurchase Program

Our Common Shares are not listed on a national securities exchange and we will not seek to list our Common Shares until the time, if such time ever occurs, that our independent directors believe that the listing of our Common Shares would be in the best interest of our stockholders. Stockholders who have held their Common Shares for at least one year may make daily requests that we repurchase all or a portion (but at least 25%) of their Common Shares pursuant to our share repurchase program, but we may not be able to fulfill all repurchase requests. The repurchase price per Common Share on any business day will be 95% of our NAV per Common Share for that day, calculated after the close of business on the repurchase request day, without giving effect to any share purchases or repurchases to be effected on such day; provided, however, that while the primary offering is ongoing, in no event will the repurchase price exceed the then-current offering price under the primary offering.

We will limit Common Shares repurchased during any calendar quarter to 5% of our NAV as of the last day of the previous calendar quarter (or as of January 15, 2015 with respect to repurchases during the first quarter of 2015), or approximately 20% of our NAV in any 12-month period. Our Advisor will evaluate our capital needs and the amount of available cash and other liquid assets (as defined below) each quarter and may elect to increase the amount available for repurchase during such quarter.

In addition, stockholders will only be able to repurchase their Common Shares to the extent that we have sufficient liquid assets (as defined below). Most of our assets will consist of properties which cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. We may not always have sufficient liquid resources to satisfy all repurchase requests. In order to provide liquidity for repurchases, we intend to maintain the following percentage of the overall value of our portfolio in cash, cash equivalents and other short-term investments and certain types of real estate related assets that can be liquidated more readily than properties and are referred to collectively as “liquid assets”: (A) 15% of our NAV up to $333 million; (B) 10% of our NAV between $333 million and $667 million; and (C) 5% of our NAV in excess of $667 million. In addition, our board of directors may decide, but is not obligated, to maintain borrowing capacity under a line of credit.

Our board of directors in its discretion may modify, suspend or terminate our share repurchase program for any reason.

The table below outlines the Common Shares we repurchased pursuant to our share repurchase program during the three months ended December 31, 2014. Our share repurchase program was adopted on August 15, 2012. As of December 31, 2013, we had received no repurchase requests.

				Maximum Number
			Total Number of	(or Approximate Dollar
			Common Shares	Value) of Common
			Repurchased as	Shares that May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
	Common Shares	Paid per Common	Announced Plans or	Under the Plans
	Repurchased	Share	Programs	or Programs
October 2014	—	$—	—	(1)
November 2014	—	—	—	(1)
December 2014	—	—	—	(1)
	—	$—	—	(1)

(1)	A description of the maximum number of Common Shares that may be repurchased under our share repurchase program is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Obligations.”

During the year ended December 31, 2014, we received four requests to repurchase an aggregate of 50,429 Common Shares pursuant to our share repurchase program. As of December 31, 2014, we had funded repurchase requests with respect to 19,203 Common Shares at an average price per share of $9.89, and repurchase requests for 31,226 Common Shares were voluntarily withdrawn by the requesting stockholders. As of December 31, 2014, we had not approved any additional repurchase requests. We fund Common Share repurchases from cash flows from operations. As of the date of this filing and subsequent to December 31, 2014, we received 12 additional requests to repurchase Common Shares.

Item 6.	Selected Financial Data

The following selected financial and operating information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and the Company’s financial statements, including the notes, included elsewhere herein.

	Year Ended December 31,
	2014	2013	2012
Statement of Income Data:
Total Revenues	$4,389,706	$2,330,037	$—
Operating expenses	(3,948,318)	(3,945,115)	(617,572)
Interest income	—	43	—
Interest expense, including amortization of deferred finance costs	(1,621,890)	(658,940)	—
Net income attributable to non-controlling interest	(567,678)	(417,962)	—
Net loss attributable to United Realty Trust Incorporated	$(1,748,180)	$(2,691,937)	$(617,572)

Weighted average shares outstanding- Basic and Diluted	1,053,724	487,565	20,186
Loss per share-Basic and Diluted	$(1.66)	$(5.52)	$(30.60)
Dividends per Common Share	$0.77	$0.77	$—

Balance Sheet Data:
Real estate investments, net	$44,184,117	$22,334,510	$—
Cash and cash equivalents	$333,919	$520,449	$1,246,264
Total assets	$57,866,453	$27,942,347	$1,246,264
Total liabilities	$39,679,619	$16,991,310	$119,245
Total equity	$18,186,834	$10,951,037	$1,127,019

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations, or MD&A is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our MD&A should be read in conjunction with our accompanying financial statements and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to United Realty Trust Incorporated, a Maryland corporation, and, as required by context, United Realty Capital Operating Partnership, L.P., a Delaware limited partnership, is referred to as the Operating Partnership or OP.

Overview

We were formed in November 2011 for the purpose of investing primarily in a diversified portfolio of income-producing real estate properties and other real estate-related assets. We elected to qualify as a REIT commencing with our taxable year ended December 31, 2013. We conduct substantially all our investment activities and own all of our assets through the OP, of which we are the sole general partner and a limited partner and in which we held a 99.5% aggregate interest as of December 31, 2014. United Realty Advisors LP, a Delaware limited partnership, our Advisor, manages our day-to-day operations and our portfolio of properties and real estate-related assets.

On August 15, 2012, our Registration Statement was declared effective by the SEC. The Registration Statement covers our initial public offering of up to 120,000,000 Common Shares, consisting of up to 100,000,000 Common Shares in our primary offering on a “best efforts” basis and up to 20,000,000 Common Shares pursuant to our distribution reinvestment program, or DRIP.

On December 28, 2012, we received and accepted aggregate subscriptions in excess of the minimum of 200,000 Common Shares, broke escrow and issued Common Shares to our initial investors, who were admitted as stockholders. As of December 31, 2014 we had sold 1,740,345 Common Shares for gross offering proceeds of approximately $18.1 million and net offering proceeds of $16.0 million.

As of December 31, 2014, we owned a 69.2% interest in a joint venture that owns a residential property located at 2520 Tilden Avenue in Brooklyn, New York, or Tilden Hall, a 14.6% interest in a joint venture that owns a residential property known as 14 Highland Ave., Yonkers, New York, or 14 Highland, a medical building located at 945 82nd Parkway, Myrtle Beach, SC, or Parkway and an office building located at 7 Carnegie Plaza, Cherry Hill, NJ, or 7 Carnegie. In addition, as of December 31, 2014, we owned a 76.7% interest in a joint venture that owns a mortgage note secured by properties located at 58 and 70 Parker Avenue, in Poughkeepsie, NY, or Parker.

Critical Accounting Policies

Critical accounting policies are those policies that are both important to the presentation of our financial condition and results of operations and require our most difficult, complex or subjective judgments. Set forth below is a summary of the accounting policies that we believe are critical to the preparation of the consolidated financial statements. This summary should be read in conjunction with the more complete discussion of our accounting policies included in Note 1 to our consolidated financial statements.

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

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and improvements), and acquired intangible assets and liabilities (consisting of above-market and below-market leases and acquired in-place leases). Acquired lease intangible assets include above-market leases and acquired in-place leases in the accompanying consolidated balance sheets. The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, which value is then allocated to land, buildings and improvements based on our determination of the relative fair values of these assets. In valuing an acquired property’s intangibles, factors considered by management include an estimate of carrying costs during the expected lease-up periods, and estimates of lost rental revenue during the expected lease-up periods based on its evaluation of current market demand. We also estimate costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs. Leasing commissions, legal and other related costs, or lease origination costs, are classified as deferred charges in the accompanying consolidated balance sheets.

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

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value. We do not believe that the value of any of our real estate investments was impaired at either December 31, 2014 or 2013.

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

We make estimates of the collectability of its tenant receivables related to base rents, expense reimbursements and other revenue or income. We will specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on its net income because a higher bad debt reserve results in less net income. The provision for doubtful accounts at December 31, 2014, 2013 and 2012 was approximately $608,000, $608,000 and none, respectively.

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

Organization and Offering Expenses

Organization and offering expenses include all costs and expenses to be paid by us in connection with our formation and an offering, including our legal, accounting, printing, mailing and filing fees, charges of the escrow agent, reimbursements to the dealer manager and participating broker-dealers for due diligence expenses set forth in detailed and itemized invoices, amounts to reimburse the Advisor for its portion of the salaries of the employees of its affiliates who provide services to us, and other costs in connection with administrative oversight of such offering and the marketing process, such as preparing supplemental sales materials, holding educational conferences and attending retail seminars conducted by the dealer manager or participating broker-dealers.

We will advance funds to the Advisor to pay organization and offering expenses to the extent that the Advisor does not have the funds to pay such expenses. We will reimburse the Advisor for organization and offering expenses up to 2% of the total offering price paid by investors (including proceeds from sale of Common Shares, plus applicable selling commissions and dealer manager fees paid by purchasers of Common Shares).

Offering costs incurred by us, the Advisor and their affiliates on our behalf have been deferred and will be paid from the proceeds of the continuous public offering and will be treated as a reduction of equity.

Stock-Based Compensation

We have adopted a Stock Incentive Plan, or Plan, for our independent directors, officers and employees, employees of the Advisor and other affiliates and consultants.

We account for our awards of stock-based compensation in accordance with the FASB guidance which requires the measurement and recognition of compensation expense for all stock-based awards granted.

Recent Accounting Pronouncements

See Note 2 to the accompanying consolidated financial statements.

Results of Operations

Comparison of the year ended December 31, 2014, or 2014, to the year ended December 31, 2013, or 2013

As of December 31, 2014, we owned interests in four properties and one mortgage note receivable. The two new properties were acquired in May and December 2014. At December 31, 2013, we owned interests in two properties which we acquired in March and August 2013, respectively, and one mortgage note receivable.

	Year Ended December 31,
	2014	2013	Change
Revenues
Base rents	$3,702,398	$2,088,171	$1,614,227
Recoveries from tenants	685,610	241,866	443,744
Other	1,698	—	1,698
Total revenue	4,389,706	2,330,037	2,059,669

Operating expenses
Property operating	829,207	293,202	536,005
Real estate taxes	438,354	259,064	179,290
General & administrative expenses	675,962	1,050,740	(374,778)
Depreciation and amortization	1,453,442	767,529	685,913
Acquisition transaction costs	551,353	1,574,580	(1,023,227)
Total operating expenses	3,948,318	3,945,115	3,203

Operating income (loss)	441,388	(1,615,078)	2,056,466
Non-operating expenses
Interest income	—	43	(43)
Interest expense	(1,474,024)	(583,819)	(890,205)
Amortization of deferred financing costs	(147,866)	(75,121)	(72,745)

Net loss	$(1,180,502)	$(2,273,975)	$1,093,473

Rental Revenue

Rental revenue, which consists of base rents and recoveries from tenants, increased approximately $2.1 million in 2014 compared to 2013. The increase in rental revenue was driven primarily by owning Tilden Hall and 14 Highland for a full year in 2014 compared to a partial year in 2013 ($1.1 million) and from our acquisition of Parkway in May 2014 and 7 Carnegie in December 2014 ($1.0 million).

Property Operating Expenses and Real Estate Taxes

Property operating expenses and real estate taxes increased approximately $0.5 million and $0.2 million, respectively, in 2014 compared to 2013. Property operating expenses consist primarily of asset management fees paid to our advisor, property insurance and utilities. The increase in these expenses was driven primarily by owning Tilden Hall and 14 Highland for a full year in 2014 compared to a partial year in 2013 ($0.4 million) and from our acquisition of Parkway in May 2014 ($0.3 million).

General and Administrative Expenses

General and administrative expenses for 2014 amounted to approximately $0.7 million compared to approximately $1.1 million for 2013. General and administrative expenses consist primarily of professional fees, director fees and insurance costs. In 2014, we expensed approximately $0.1 million of deferred offering costs. No such costs were expensed in 2013.

Depreciation and Amortization Expense

Depreciation and amortization expense increased approximately $0.7 million for 2014 compared to 2013. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. Depreciation and amortization expense is driven by the timing of real estate acquisitions. The increase in these expenses was driven primarily by owning Tilden Hall and 14 Highland for a full year in 2014 compared to a partial year in 2013 and our acquisition of Parkway in May 2014.

Acquisition Transaction Costs

Acquisition transaction costs decreased $1.0 million in 2014 compared to 2013. The decrease was primarily due to the purchase price of the assets acquired in 2013 compared to 2014. In addition, the acquisition of 7 Carnegie was an asset purchase resulting in the capitalization of the acquisition transaction related costs.

Interest Expense

Interest expense increased approximately $0.9 million in 2014 compared to 2013. This increase is driven primarily by the financing costs associated with owning Tilden Hall and 14 Highland for a full year in 2014 compared to a partial year in 2013 and our acquisition of Parkway in May 2014 and 7 Carnegie in December 2014.

Deferred Organization and Offering Expenses

The Company will advance funds to the Advisor to pay its organization and offering expenses to the extent the Advisor does not have the funds to pay such expenses. We will reimburse the Advisor for organization and offering expenses up to 2% of the total offering price paid by investors (including proceeds from sale of Common Shares, plus applicable selling commissions and dealer manager fees paid by purchasers of Common Shares). On December 28, 2012, the Company broke escrow, at which time organization and offering expenses advanced by the Advisor became a liability to the Company, subject to the 2% limitation noted above under “Organization and Offering Expenses”. Between November 25, 2011 and December 31, 2014, the Company paid $4,346,980 of offering costs of which $428,342 was recorded to additional paid-in capital and $3,918,638 was recorded to deferred offering costs in the accompanying consolidated balance sheet. The Company will reclassify amounts from deferred offering costs to additional paid-in capital based on 2% of the total offering price paid by investors. Amounts paid by the Company in excess of the 2% limitation at the end of the offering will be reimbursed by the Advisor. As of December 31, 2014, the Advisor had incurred an additional $11.0 million of organization and offering expenses, of which $329,168 was billed and paid to the Advisor at December 31, 2014.

Offering costs incurred by the Company, the Advisor and their affiliates on behalf of the Company have been deferred and will be paid from the proceeds of the continuous public offering and will be treated as a reduction of equity.

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012

As of December 31, 2013, we owned three properties or real estate-related assets.

For the year ended December 31, 2013, we incurred a net loss of approximately $2.3 million. The substantial cause of the net loss resulted from acquisition transaction costs of approximately $1.6 million which we incurred upon the acquisitions of Tilden Hall and 14 Highland. We also incurred approximately $1.0 million, representing general and administrative costs which consisted primarily of legal and accounting fees and payroll reimbursements.

For the year ended December 31, 2012, we incurred a net loss of $0.6 million representing mostly, general and administrative costs which consisted primarily of legal and accounting fees and payroll reimbursements.

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

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor and our dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and dealer manager fees. During this stage, we will also make payments to our Advisor for reimbursement of certain other organization and offering expenses. However, we will not reimburse our Advisor (except in limited circumstances) for other organization and offering expenses to the extent that our total payments for other organization and offering expenses would exceed 2% of the total offering price paid by investors in our IPO. During our acquisition and development stage, we expect to make payments to our Advisor in connection with the selection and origination or purchase of investments and the management of our assets and to reimburse certain costs incurred by our Advisor in providing services to us.

Cash Flows 2014:

Operating Activities

Net cash flows used in operating activities amounted to $468,708 during the year ended December 31, 2014 compared to net cash of $3.2 million used in operations during the year ended December 31, 2013. This was driven primarily by the increase in rental revenue associated with owning Tilden Hall and 14 Highland for a full year in 2014 compared to a partial year in 2013 and our acquisition of Parkway in May 2014 and 7 Carnegie in December 2014. In addition, we had a reduction in acquisition expenses of $1.0 million in 2014 compared to 2013.

Investing Activities

Net cash flows used for investing activities amounted to approximately $24.2 million during the year ended December 31, 2014 compared to net cash used in investing activities of $16.9 million during the year ended December 31, 2013. The increase in the cash used to acquire assets is primarily due to the 2014 acquisitions being wholly-owned assets and the 2013 acquisitions being purchased with non-controlling joint venture partners.

Financing Activities

Net cash flows provided by financing activities amounted to approximately $24.5 million for the year ended December 31, 2014 compared to $19.4 million for the year ended December 31, 2013. This $5.1 million increase was primarily driven by the following (in millions):

Financing proceeds	$5.4
Loan repayments	(1.4)
Net proceeds from the sale of our Common Shares, net of registration expenditures and repurchases	5.0
Deferred offering costs	(3.9)
Deferred financing costs	(0.3)
Contributions from non-controlling interests	0.7
Distributions	(0.4)
Total change in cash provided	$5.1

Cash Flows 2013:

Operating Activities

Net cash flows used in operating activities amounted to approximately $3.2 million during the year ended December 31, 2013, mostly due to acquisition transaction costs of $1.6 million incurred upon the acquisitions of Tilden Hall and 14 Highland. In addition, we incurred approximately $1.0 million representing general and administrative costs, which consisted primarily of legal and accounting fees and payroll reimbursements.

Investing Activities

Net cash flows used by investing activities amounted to approximately $16.9 million during the year ended December 31, 2013, resulting from the acquisitions of the managing interests in Tilden Hall and 14 Highland.

Financing Activities

Net cash flows provided by financing activities amounted to approximately $19.4 million for the year ended December 31, 2013. During the year ended December 31, 2013, we received proceeds of approximately $16.0 million from two new mortgage notes payable to partially fund the acquisitions of the managing interests in Tilden Hall and 14 Highland. In addition, during the period we received approximately $4.6 million from the sale of our Common Shares.

Acquisitions

Our Advisor expects to continue to evaluate potential acquisitions of real estate and real estate-related assets and to engage in negotiations with sellers and borrowers on our behalf. Investors should be aware that after a purchase contract that contains specific terms is executed, the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest any unused proceeds from offerings of Common Shares in cash or certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

Distribution Policy

To maintain our qualification as a REIT, we generally are required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. We expect that our board of directors will authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. We expect to continue paying distributions monthly unless our results of operations, our general financial condition, general economic conditions or other factors make it imprudent to do so. The timing and amount of distributions will be determined by our board and will be influenced in part by its intention to comply with REIT requirements of the Internal Revenue Code of 1986, as amended, or the “Code”. We have not established a minimum distribution level and our charter does not require that we make distributions to our stockholders.

As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.

On January 15, 2015, our board of directors declared daily distributions on our Common Shares at an annual rate of 7.78% of NAV per Common Share, which equates to $0.97 per Common Share on an annualized basis based on our NAV per Common Share on January 15, 2015. The distributions began to accrue as of daily record dates beginning on January 1, 2013, and are aggregated and paid monthly, on payment dates determined by us, to stockholders who hold Common Shares as of such daily record dates. We expect to continue paying distributions monthly unless our results of operations, our general financial condition, general economic conditions or other factors make it imprudent to do so. The timing and amount of distributions will be determined by our board and will be influenced in part by our intention to comply with REIT requirements of the Code.

We expect to have little, if any, funds from operations available for distribution until we make substantial investments. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need funds from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, our board will authorize and we will declare distributions in anticipation of funds that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we expect to use proceeds from our IPO or from the issuance of securities in the future, or third-party borrowings, to fund our distributions. We may also fund such distributions from advances from our Sponsor or from any waiver of fees by our Advisor.

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

The following table shows the sources for the payment of distributions to common stockholders for the periods presented:

	Three months ended
	March 31, 2014		June 30, 2014		September 30, 2014
Distributions:		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions paid in cash	$79,557	61.0%	$90,195	54.2%	$104,223	51.3%
Distributions reinvested	50,916	39.0	76,157	45.8	98,861	48.7
Total distributions	$130,473	100.0%	$166,352	100.0%	$203,084	100.0%

Source of distribution coverage:
Cash flows provided by operations	$79,557	61.0%	$52,061	31.3%	$—	—%
Common Shares issued under the DRIP	50,916	39.0	76,157	45.8	98,861	48.7
Proceeds from issuance of Common Shares	—	—	38,134	22.9	104,223	51.3
Total sources of distributions	$130,473	100.0%	$166,352	100.0%	$203,084	100.0%

Cash flows provided by (used in) operations
(GAAP basis)	$596,065		$52,061		$(382,598)

Net loss attributable to stockholders
(in accordance with GAAP)	$(152,078)		$(622,913)		$(344,734)

	Three months ended		Year Ended
	December 31, 2014		December 31, 2014
Distributions:		Percentage of Distributions		Percentage of Distributions
Distributions paid in cash	$134,144	55.0%	$408,119	54.9%
Distributions reinvested	109,878	45.0	335,812	45.1
Total distributions	$244,022	100.0%	$743,931	100.0%

Source of distribution coverage:
Cash flows provided by operations	$—	—%	$131,618	17.7%
Common Shares issued under the DRIP	109,878	45.0	335,812	45.1
Proceeds from issuance of Common Shares	134,144	55.0	276,501	37.2
Total sources of distributions	$244,022	100.0%	$743,931	100.0%

Cash flows provided by (used in) operations
(GAAP basis)	$(734,236)		$(468,708)

Net loss attributable to stockholders
(in accordance with GAAP)	$(628,454)		$(1,748,180)

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from November 8, 2011 (date of inception) through December 31, 2014:

For the Period from November 8, 2011 (date of inception) to
(In thousands)	December 31, 2014
Distributions paid:
Common stockholders in cash	$604,868
Common stockholders pursuant to DRIP/offering proceeds	472,398
Total distributions paid	$1,077,266

Reconciliation of net loss:
Revenues	$6,719,743
Acquisition and transaction related	(2,125,933)
Depreciation and amortization	(2,220,971)
Other operating expenses	(4,164,101)
Other non-operating expenses	(2,280,787)
Net loss (in accordance with GAAP) (1)	$(4,072,048)

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

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

We currently have approximately $35.7 million of mortgage notes and preferred loans payable. Once we have fully invested the proceeds of our IPO, assuming we sell the maximum amount, we expect that our portfolio-wide loan-to-value ratio (calculated after the close of our IPO) will be approximately 65%. For purposes of calculating our 65% target leverage, we will determine the loan-to-value ratio on our portfolio based on the greater of the aggregate cost and the fair market value of our investments and other assets. There is no limitation on the amount we may borrow for the purchase of any single asset. Our charter allows us to incur leverage up to 300% of our total “net assets” (as defined by our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. We may only exceed this 300% limit with the approval of a majority of our independent directors.

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

Other Obligations

In an effort to provide our stockholders with a limited amount of liquidity in respect of their investment in Common Shares, we have adopted a share repurchase program whereby on a daily basis, stockholders who have held their Common Shares for at least one year may request that we repurchase all or any portion (but generally at least 25%) of their Common Shares. The repurchase price per Common Share on any business day will be 95% of our NAV per Common Share for that day, calculated after the close of business on the repurchase request day, without giving effect to any share purchases or repurchases to be effected on such day; provided, however, that while the primary offering is ongoing, in no event will the repurchase price exceed the then-current offering price under the primary offering.  Prior to January 15, 2015, we limited the Common Shares repurchased during any calendar quarter to 1.25% of the weighted average number of Common Shares outstanding during the previous calendar quarter, or approximately 5% of the weighted average number of Common Shares outstanding in any 12-month period. Following January 15, 2015, we will limit Common Shares repurchased during any calendar quarter to 5% of NAV as of the last day of the previous calendar quarter (or as of January 15, 2015 with respect to repurchases during the first quarter of 2015), or approximately 20% of NAV in any 12-month period. Our board of directors has the right to modify, suspend or terminate the share repurchase program for any reason.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2014.

Contractual Obligations

The following table presents the principal and interest amounts of our long-term debt maturing each year, including amortization of principal, based on debt outstanding at December 31, 2014 (in thousands):

Contractual obligations:	2015	2016	2017	2018	2019	Thereafter	Total

Mortgage notes payable	$268	$479	$580	$15,064	$310	$16,512	$33,213
Preferred loans payable	500	—	—	—	—	2,004	2,504
Sub-leasehold obligation	106	108	1,554	—	—	—	1,768
Estimated interest expense	1,631	1,629	1,599	1,111	839	2,027	8,836
Total	$2,505	$2,216	$3,733	$16,175	$1,149	$20,543	$46,321

Inflation

We may be adversely impacted by inflation on our residential leases at 14 Highland, which currently do not contain indexed escalation provisions. However, the leases for Tilden Hall, Parkway and 7 Carnegie contain base rent escalations based on CPI. We anticipate that in the future, if we enter into triple net leases, the tenant will be obligated to pay all property-level operating expenses, which may include maintenance costs, real estate taxes and insurance. This may reduce our exposure to increases in costs and operating expenses resulting from inflation.

Funds From Operations and Modified Funds From Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as funds from operations, or FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistently with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment write-downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

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

Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization and impairments, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and modified funds from operations, or “MFFO”, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

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

We define MFFO, a non-GAAP measure, consistently with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, issued by the IPA in November 2010, or the Practice Guideline. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all our hedging agreements. In as much as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations.

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

The table below provides a reconciliation of net loss in accordance with GAAP to FFO and MFFO for the years ended December 31, 2014, 2013 and 2012.

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2014	2013	2012

Net loss	$(1,180,502)	$(2,273,975)	$(617,572)
Net income attributable to non-controlling interests	(567,678)	(417,962)	—
Net loss and comprehensive loss attributable to United Realty Trust Incorporated	(1,748,180)	(2,691,937)	(617,572)
Plus: Real property depreciation	882,548	468,811	—
Amortization of deferred leasing costs	570,894	298,718	—
FFO	$(294,738)	$(1,924,408)	$(617,572)

Add: Acquisition transaction costs (1)	551,353	1,574,580	—
Add: Amortization of above/below-market rent and straight line rent receivable (2)	(5,955)	42,917	—
MFFO	$250,660	$(306,911)	$(617,572)

Net cash provided by (used in):
Operating activities	$(468,708)	$(3,210,347)	$(498,327)
Investing activities	$(24,211,734)	$(16,895,126)	$—
Financing activities	$24,493,912	$19,379,658	$1,742,935

(1)	In evaluating investments in real estate, management differentiates the costs incurred to acquire the investment from the on-going operational revenue and costs of the investment. Such information would only be comparable for non-listed REITs that have completed their acquisition activity and have similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information for comparison of each type of real estate investment and is consistent with management’s analysis and evaluation of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and are included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment. Some intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate portfolio.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

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

As of December 31, 2014, our debt consisted of fixed-rate secured mortgage notes and preferred loans payable, with a carrying value of $35.7 million, which approximated the fair value at December 31, 2014. Changes in market interest rates on our fixed-rate debt impact the fair value of the loans, but have no impact on interest incurred or cash flow. For instance, if interest rates increase 100 basis points and our fixed-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2014 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $1.7 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $1.5 million. These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of December 31, 2014, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

Our chief executive officer and chief financial officer, together with other members of our management, after conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), concluded that our disclosure controls and procedures were effective as of December 31, 2014 at a reasonable level of assurance.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992 Framework).

Based on its assessment, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

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

The information required by this Item is incorporated by reference to our annual proxy statement to be filed with the SEC relating to our Annual Meeting of Stockholders to be held in 2015, or the Proxy Statement.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statement Schedules

See the Index to Consolidated Financial Statements at page F-1 of this report.

(b)	Exhibits.

EXHIBIT INDEX

The following documents are filed as part of this annual report:

Ex.	Description

1.1*	Dealer Manager Agreement by and between United Realty Trust Incorporated and Cabot Lodge Securities, LLC

1.2*	Form of Soliciting Dealer Agreement

3.1(6)	Articles of Amendment and Restatement of United Realty Trust Incorporated

3.2(1)	Bylaws of United Realty Trust Incorporated

3.3(11)	Articles of Amendment of United Realty Trust Incorporated

4.1(2)	Form of Agreement of Limited Partnership of United Realty Capital Operating Partnership, L.P.

4.2(5)	First Amendment to Agreement of Limited Partnership of United Realty Capital Operating Partnership, L.P.

4.3(2)	Share Repurchase Program

4.4(10)	Distribution Reinvestment Program

4.5(8)	Subscription Escrow Agreement by and among Cabot Lodge Securities, LLC, United Realty Trust Incorporated and UMB Bank, N.A.

4.6(11)	Second Amendment to Agreement of Limited Partnership of United Realty Capital Operating Partnership, L.P.

4.7(11)	Issuance of Additional Partnership Interests, by and between United Realty Trust Incorporated and the investor set forth therein

4.8(11)	Issuance of Additional Partnership Interests, by and between United Realty Trust Incorporated and the investor set forth therein.

10.1(11)	Form of Advisory Agreement by and among United Realty Trust Incorporated, United Realty Capital Operating Partnership, L.P. and United Realty Advisors LP

10.2(2)	Form of Property Management Agreement by and among United Realty Trust Incorporated, United Realty Capital Operating Partnership, L.P., and URA Property Management LLC

10.3(3)	Form of 2012 Stock Incentive Plan

10.4(5)	Agreement for Acquisition and Transfer of Real Property by and between Tilden LLC and United Realty Capital Operating Partnership, L.P. dated February 19, 2013

10.5(5)	Limited Liability Company Agreement of United 2520 Tilden, LLC, by and between United Realty Capital Operating Partnership, L.P. and Tilen LLC, dated as of March 29, 2013

10.6(5)	Assignment and Assumption of Membership Interest by and between Summer Investors, LLC and United Realty Advisor L.P. dated March 28, 2013

10.7(5)	Assignment and Assumption of Membership Interest by and between United Realty Advisor, LP and United Realty Capital Operating Partnership, L.P. dated March 29, 2013

10.8(5)	Assignment and Assumption of Membership Interest by and between Summer Investors, LLC and Parker Note Holdings, LLC dated as of March 29, 2013

10.9(5)	Assignment and Assumption of Membership Interest by and between United Realty Capital Operating Partnership, LP and Parker Note Holdings, LLC dated March 29, 2013

10.10(5)	Limited Liability Company Agreement of Parker Note Holdings, LLC, by and between United Realty Capital Operating Partnership, L.P. and Summer Investors, LLC dated March 29, 2013

10.11(6)	Amendment Number One to 2012 Stock Incentive Plan

10.12(9)	Purchase and Sale Agreement by and between 82ND-17, LLC and United Realty Capital, LLC dated November 22, 2013

10.13(9)	Revised and Amended Purchase Agreement by and between 82ND-17, LLC and United Realty Capital, LLC dated as of April 9, 2014

10.14(9)	Assignment and Assumption of Purchase and Sale Agreement by and between United Realty Capital, LLC and United Realty Capital Operating Partnership L.P. dated April 28, 2014

10.15(11)	Second Amendment to United Realty Trust Incorporated 2012 Stock Incentive Plan

10.16(11)	Amended and Restated Limited Liability Company Agreement of United 945 82nd Parkway Fee, LLC

10.17(11)	Loan agreement dated as of May 21, 2014 between United 945 82nd Parkway Fee, LLC, as borrower and Starwood Mortgage Capital LLC, as lender

10.18(11)	Note Consolidation, Modification and Extension Agreement made as of March 29, 2013 between 2520 Tilden Fee, LLC, as borrower, and Doral Bank, as lender

10.19(12)	Purchase and Sale Agreement by and between FRS Carnegie Plaza, L.L.C. and United Realty Partners, LLC dated July 23, 2014

21.1(12)	Subsidiaries of United Realty Trust Incorporated

23.1*	Consent of Ernst & Young LLP

23.2(7)	Consent of Proskauer Rose LLP (included as part of Exhibit 8.1)

23.3(4)	Consent of Venable LLP (included as part of Exhibit 5.1)

24.1(2)	Powers of Attorney for Dr. Daniel Z. Aronzon and Robert Levine

24.2(2)	Power of Attorney for David B. Newman

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32*	Certification of Chief Executive Officer and Chief Financial Officer

101**	XBRL (eXtensible Business Reporting Language). The following materials from the United Realty Trust Incorporated Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flow and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.

**	Filed herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act and is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

(1)	Previously filed as an exhibit to Registration Statement on Form S-11/A, filed with the SEC on February 13, 2012, and incorporated by reference herein.

(2)	Previously filed as an exhibit to Registration Statement on Form S-11/A, filed with the SEC on July 17, 2012, and incorporated by reference herein.

(3)	Previously filed as an exhibit to Registration Statement on Form S-11/A, filed with the SEC on August 13, 2012, and incorporated herein by reference.

(4)	Previously filed as an exhibit to Registration Statement on Form S-11/A, filed with the SEC on August 15, 2012, and incorporated by reference herein.

(5)	Previously filed as an exhibit to Pre- Effective Amendment No. 1 to Post- Effective Amendment No. 1 to Registration Statement on Form S-11, filed with the SEC on April 30, 2013, and incorporated by reference herein.

(6)	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 2 to Registration Statement on Form S-11, filed with the SEC on August 30, 2013, and incorporated by reference herein.

(7)	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to Post-Effective Amendment No. 2 to Registration Statement on Form S-11, filed with the SEC on September 18, 2013, and incorporated by reference herein.

(8)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the SEC on November 14, 2013.

(9)	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 4 on Form S-11, filed with the SEC on April 30, 2014, and incorporated herein by reference.

(10)	Previously included as Appendix C to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 4 on Form S-11, filed with the SEC on April 30, 2014, and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 14, 2014.

(12)	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 6 on Form S-11, filed with the SEC on January 16, 2015, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31 day of March, 2015.

UNITED REALTY TRUST INCORPORATED

By:	/s/ Jacob Frydman
Jacob Frydman
Chief Executive Officer,
Secretary and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date
Chief Executive Officer, Secretary and
/s/ Jacob Frydman	Chairman of the Board of Directors	March 31, 2015
Jacob Frydman	(Principal Executive Officer)

/s/ Steven Kahn	Chief Financial Officer and Treasurer	March 31, 2015
Steven Kahn	(Principal Financial Officer and Principal Accounting Officer)

/s/ Daniel Z. Aronzon	Independent Director	March 31, 2015
Daniel Z. Aronzon

/s/ Robert S. Levine	Independent Director	March 31, 2015
Robert S. Levine

/s/ David B. Newman	Independent Director	March 31, 2015
David B. Newman

United Realty Trust Incorporated

Schedules

III	Real Estate and Accumulated Depreciation – December 31, 2014	F-20
IV	Mortgage Loans on Real Estate – December 31, 2014	F-22

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of United Realty Trust Incorporated

We have audited the accompanying consolidated balance sheets of United Realty Trust Incorporated (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Realty Trust Incorporated at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York

March 31, 2015

UNITED REALTY TRUST INCORPORATED

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Real estate investments:
Land	$9,637,115	$4,870,933
Building and improvements	34,378,164	16,426,448
	44,015,279	21,297,381
Less: accumulated depreciation	(1,331,162)	(462,871)
	42,684,117	20,834,510
Mortgage note receivable	1,500,000	1,500,000
Real estate investments, net	44,184,117	22,334,510
Cash and cash equivalents	333,919	520,449
Restricted cash	1,696,480	609,259
Prepaid expenses	333,822	227,042
Deferred offering costs	3,918,638	—
Deposit on real estate	—	100,000
Due from affiliates	1,539,189	15,759
Tenant and other receivables, net	203,371	280,983
Deferred rent receivable	52,412	—
Other assets	51,087	65,343
Acquired lease intangible assets, net of accumulated amortization	2,966,329	2,150,515
Deferred charges, net of accumulated amortization	2,587,089	1,638,487
Total assets	$57,866,453	$27,942,347

LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable	$33,212,742	$15,855,304
Preferred loans payable	2,504,000	—
Subleasehold obligation	1,250,000	—
Acquired lease intangibles liability, net of accumulated amortization	925,657	787,554
Tenant security deposits	832,318	21,508
Dividends and distributions payable	107,618	43,679
Deferred income	151,465	—
Accounts payable and accrued expenses	695,819	283,265
Total Liabilities	39,679,619	16,991,310

Commitments and contingencies	—	—

Equity:
Preferred stock, $0.01 par value 50,000,000 shares authorized; 500,000 shares issued and outstanding	50,000	50,000
Common stock, $0.01 par value 200,000,000 shares authorized; 1,721,142 and 673,727 shares issued and outstanding at December 31, 2014 and 2013, respectively	17,211	6,737
Additional paid-in-capital	15,914,451	6,110,988
Accumulated deficit	(6,242,893)	(3,685,931)
Total United Realty Trust Incorporated stockholders’ equity	9,738,769	2,481,794
Non-controlling interests:
Non-controlling interests in consolidated joint ventures	8,435,027	8,435,027
Limited partners’ interest in Operating Partnership	13,038	34,216
Total non-controlling interests	8,448,065	8,469,243
Total equity	18,186,834	10,951,037
Total liabilities and equity	$57,866,453	$27,942,347

The accompanying notes to consolidated financial statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
Revenue
Base rents	$3,702,398	$2,088,171	$—
Recoveries from tenants	685,610	241,866	—
Other	1,698	—	—
Total revenue	4,389,706	2,330,037	—

Operating expenses
Property operating	829,207	293,202	—
Real estate taxes	438,354	259,064	—
General and administrative expenses	675,962	1,050,740	617,572
Depreciation and amortization	1,453,442	767,529	—
Acquisition transaction costs	551,353	1,574,580	—
Total operating expenses	3,948,318	3,945,115	617,572

Operating income (loss)	441,388	(1,615,078)	(617,572)
Non-operating income (expenses)
Interest income	—	43	—
Interest expense	(1,474,024)	(583,819)	—
Amortization of deferred financing costs	(147,866)	(75,121)	—

Net loss	(1,180,502)	(2,273,975)	(617,572)

Non-controlling interests:
Net income attributable to non-controlling interests	567,678	417,962	—
Net loss and comprehensive loss attributable to United Realty Trust Incorporated	$(1,748,180)	$(2,691,937)	$(617,572)

Net loss per common share attributable to United Realty Trust Incorporated:
Basic and diluted	$(1.66)	$(5.52)	$(30.60)

Weighted average number of common shares outstanding
Basic and diluted	1,053,724	487,565	20,186

The accompanying notes to consolidated financial statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

						Retained
					Additional	earnings
	Preferred Stock		Common Stock		capital	(Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	paid-in	deficit)	interests	Total Equity

Balance at January 1, 2012	500,000	$1,656	18,182	$—	$—	$—	$—	$1,656
Proceeds from the sale of Common Shares	—	48,344	182,903	2,011	1,866,038	—	—	1,916,393
Registration expenditures	—	—	—	—	(173,458)	—	—	(173,458)
Net loss	—	—	—	—	—	(617,572)	—	(617,572)
Balance at December 31, 2012	500,000	50,000	201,085	2,011	1,692,580	(617,572)	—	1,127,019
Proceeds from the sale of Common Shares	—	—	440,145	4,401	4,572,009	—	—	4,576,410
Contribution of non-controlling interests	—	—	—	—	—	—	8,435,027	8,435,027
Issuance of limited partner units in operating partnership	—	—	—	—	—	—	100,000	100,000
Distributions paid to non-controlling interests	—	—	—	—	—	—	(417,962)	(417,962)
Amortization of restricted stock	—	—	—	—	137,217	—	—	137,217
Common Shares issued under the stock incentive plan	—	—	18,274	183	—	—	—	183
Registration expenditures	—	—	—	—	(493,024)	—	—	(493,024)
Distributions paid	—	—	—	—	—	(376,422)	—	(376,422)
Issuance of Common Shares under distribution reinvestment program	—	—	14,224	142	136,422	—	—	136,564
Net income (loss)	—	—	—	—	—	(2,691,937)	417,962	(2,273,975)
Reallocation adjustment of limited partners interest	—	—	—	—	65,784	—	(65,784)	—
Balance at December 31, 2013	500,000	50,000	673,727	6,737	6,110,988	(3,685,931)	8,469,243	10,951,037
Proceeds from the sale of Common Shares	—	—	1,002,696	10,027	10,452,271	—	—	10,462,298
Distributions paid to non-controlling interests	—	—	—	—	—	—	(567,678)	(567,678)
Amortization of restricted stock	—	—	—	—	36,000	—	—	36,000
Common Shares issued under the stock incentive plan	—	—	30,341	303	285,204	—	—	285,507
Registration expenditures	—	—	—	—	(1,136,858)	—	—	(1,136,858)
Distributions declared	—	—	—	—	—	(808,782)	—	(808,782)
Issuance of Common Shares under distribution reinvestment program	—	—	33,581	336	335,476	—	—	335,812
Repurchases of Common Shares	—	—	(19,203)	(192)	(189,808)	—	—	(190,000)
Net (loss) income	—	—	—	—	—	(1,748,180)	567,678	(1,180,502)
Reallocation adjustment of limited partners interest	—	—	—	—	21,178	—	(21,178)	—

Balance at December 31, 2014	500,000	$50,000	1,721,142	$17,211	$15,914,451	$(6,242,893)	$8,448,065	$18,186,834

The accompanying notes to consolidated financial statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,180,502)	$(2,273,975)	$(617,572)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,453,442	767,529	—
Amortization of deferred financing costs	147,866	75,121	—
Amortization of above/(below)-market rent	46,514	42,917	—
Amortization of restricted stock	87,634	137,400	—
Deferred rents receivable	(52,412)	—	—
Change in operating assets and liabilities
Restricted cash - operating	(246,025)	(449,575)	—
Prepaid expenses and other assets	(104,485)	(227,042)	—
Tenant and other receivables	77,612	(280,983)	—
Due to/from affiliates	(1,308,644)	(1,216,405)	50,646
Deferred income	151,465	—	—
Accounts payable and accrued expenses	458,827	214,666	68,599
Net cash provided by (used in) operating activities	(468,708)	(3,210,347)	(498,327)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(23,470,539)	(16,650,000)	—
Improvements to properties	—	(6,950)	—
Restricted cash - investing	(841,195)	(138,176)	—
Deposit on real estate	100,000	(100,000)	—
Net cash flows used in investing activities	(24,211,734)	(16,895,126)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of Common Shares	10,462,298	4,576,411	1,916,393
Registration expenditures	(1,136,858)	(493,024)	(173,458)
Repurchases of Common Shares	(190,000)	—	—
Proceeds from mortgage notes payable	17,600,000	16,000,000	—
Principal repayments on mortgage	(242,562)	(144,696)	—
Proceeds from preferred loans payable	3,800,000	—	—
Principal repayment of preferred loans payable	(1,296,000)	—	—
Deferred financing and other costs	(830,429)	(529,920)	—
Deferred offering costs	(3,899,551)		—
Payment for subleasehold obligation	1,250,000	—	—
Contributions from non-controlling interest	—	585,027	—
Distribution paid to non-controlling interest	(567,678)	(417,962)	—
Distributions paid to common stockholders	(455,308)	(196,178)	—
Net cash provided by financing activities	24,493,912	19,379,658	1,742,935
Net (decrease) increase in cash and cash equivalents	(186,530)	(725,815)	1,244,608
Cash and cash equivalents at beginning of year	520,449	1,246,264	1,656
Cash and cash equivalents at end of year	$333,919	$520,449	$1,246,264

Supplemental disclosure of cash activities:
Cash paid for interest	$1,418,489	$581,008	$380,099

Supplemental disclosure of non-cash activities:
Purchase accounting allocations:
Acquired lease intangible asset	$2,490,807	$2,380,013	$—
Acquired lease intangible liability	154,125	(787,554)	—
Non-controlling interest	—	7,950,000	—
Investment in mortgage notes receivable	—	(1,150,000)	—

The accompanying notes to consolidated financial statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

1.	Organization

United Realty Trust Incorporated, which we refer to as “we,” “us,” “our,” or the Company, was formed on November 8, 2011 as a Maryland corporation and elected and qualified to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. Substantially all of the Company’s business is conducted through United Realty Capital Operating Partnership, L.P., our Operating Partnership or OP, a Delaware limited partnership formed on November 8, 2011. The Company is the general partner of the Operating Partnership and holds both general and limited partnership interests in the Operating Partnership. As we complete the settlement for the purchase orders for shares of our common stock, par value $0.01 per share, or Common Shares, in our continuous public offering, we will transfer substantially all of the net proceeds of the offering to the Operating Partnership in exchange for OP Units (as defined below).

At December 31, 2014, the Company owned a 99.5% economic interest in the Operating Partnership. At December 31, 2014, the non-controlling limited partners in the Operating Partnership held a 0.5% interest, or 9,273 units represented by Operating Partnership Units, or OP Units. The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The aggregate 1,730,415 OP Units outstanding at December 31, 2014 are economically equivalent to our Common Shares.

We were organized to invest in a diversified portfolio of income-producing commercial real estate properties and other real estate-related assets. On November 25, 2011, United Realty Advisor Holdings LLC, a Delaware limited liability company, or the Sponsor, purchased 500,000 shares of our preferred stock for $50,000.

We are offering to the public 100,000,000 Common Shares in our primary offering and 20,000,000 Common Shares pursuant to our distribution reinvestment program, or DRIP, as part of our initial public offering, or IPO. We may reallocate the Common Shares offered between the primary offering and the DRIP. We expect to sell the Common Shares offered in the primary offering until August 15, 2015.

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

Our advisor is United Realty Advisors LP, or the Advisor, a Delaware limited partnership formed on July 1, 2011. The Advisor conducts our operations and manages the portfolio of real estate investments.

As of December 31, 2014, we owned a 69.2 % interest in a joint venture that owns a residential property located at 2520 Tilden Avenue in Brooklyn, New York, or Tilden Hall, a 14.6% interest in a joint venture that owns a residential property known as 14 Highland Ave., Yonkers, New York, or 14 Highland, a medical building located at 945 82nd Parkway, Myrtle Beach, SC, or Parkway, and an office building located at 7 Carnegie Plaza, Cherry Hill, NJ, or 7 Carnegie. In addition, as of December 31, 2014, we owned a 76.7% interest in a joint venture that owns a mortgage note secured by properties located at 58 and 70 Parker Avenue, in Poughkeepsie, NY, or Parker.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly owned or controlled by us. Entities which we do not control through our voting interest and entities which are variable interest entities, or VIEs, but where we are not the primary beneficiary, are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated.

We follow the Financial Accounting Standards Board, or FASB, guidance for determining whether an entity is a VIE and require the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.

We assess the accounting treatment for each joint venture. This assessment includes a review of each joint venture or limited liability company agreement to determine which party has what rights and whether those rights are protective or participating. For all VIEs, we review such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity’s economic performance. In situations where we or our partner approves, among other things, the annual budget, receives a detailed monthly reporting package from us, meets on a quarterly basis to review the results of the joint venture, reviews and approves the joint venture’s tax return before filing, and approves all leases that cover more than a nominal amount of space relative to the total rentable space at each property, we do not consolidate the joint venture as we consider these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of the joint venture. At December 31, 2014, we deemed our investment in 14 Highland to be a VIE since it has an economic interest greater than its voting proportion, and we participate in the management activities that significantly impact the performance of the joint venture. Included in Real estate investments on our consolidated balance sheets as of both December 31, 2014 and 2013 are approximately $1.8 million and $2.0 million, respectively, related to our consolidated VIE. The assets of the consolidated VIE can be used to settle obligations of the Company. Included in Mortgage notes payable on our consolidated balance sheets as of December 31, 2014 and 2013 are approximately $1.5 million and $1.5 million, respectively, related to our consolidated VIE. The mortgage of the consolidated VIE is non-recourse to our general credit.

A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. Non-controlling interests are required to be presented as a separate component of equity in the consolidated balance sheets. This guidance modifies the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and non-controlling interests.

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

Fair Value Measurements

We measure the fair value of financial instruments based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. In accordance with the fair value hierarchy, Level 1 assets/liabilities are valued based on quoted prices for identical instruments in active markets, Level 2 assets/liabilities are valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other “observable” market inputs and Level 3 assets/liabilities are valued based significantly on “unobservable” market inputs.

Financial Instruments Not Measured at Fair Value

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, prepaid expenses, deposit on real estate, tenant and other receivables, accounts payable, dividends and distributions payable, tenant security deposits, and due from affiliates approximate their fair values based on their short-term maturity.  We have determined that the carrying value of mortgage notes and preferred loans payable approximate their fair values based on prevailing market rates for loans of similar risk and maturities.

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. We expense transaction costs associated with business combinations and capitalize costs for asset acquisitions in the period incurred.

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and improvements), and acquired intangible assets and liabilities (consisting of above-market and below-market leases and acquired in-place leases). Acquired lease intangible assets include above-market leases and acquired in-place leases in the accompanying consolidated balance sheets. The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, which value is then allocated to land, buildings and improvements based on management’s determination of the relative fair values of these assets. In valuing an acquired property’s intangibles, factors considered by management include an estimate of carrying costs during the expected lease-up periods, and estimates of lost rental revenue during the expected lease-up periods based on its evaluation of current market demand. Management also estimates costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs. Leasing commissions, legal and other related costs, or lease origination costs, are classified as deferred charges in the accompanying consolidated balance sheets.

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

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value. Management does not believe that the value of any of our real estate investments were impaired at either December 31, 2014 or 2013.

Cash and Cash Equivalents

We consider all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

The terms of our mortgage notes payable require us to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established and is not available to fund other property-level or Company-level obligations.

Segment Reporting

We operate in one industry segment, ownership of real estate properties. We do not distinguish in property operations for purposes of measuring performance. We reassess our conclusion that we have one reportable operating segment at least annually.

Revenue Recognition

We recognize minimum rent, including rent abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and will include amounts expected to be received in later years in deferred rent receivable. We will record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred. We will make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. We do not expect the actual results to differ from the estimated reimbursement.

We make estimates of the collectability of our tenant receivables related to base rents, expense reimbursements and other revenue or income. We will specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on our net income because a higher bad debt reserve results in less net income. The provision for doubtful accounts at December 31, 2014, 2013 and 2012 was approximately $608,000, $608,000 and none, respectively.

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

Depreciation and Amortization

We use the straight-line method for depreciation and amortization. Buildings and building improvements are depreciated over the estimated useful lives which we estimate to be 27 to 40 years. Land improvements are depreciated over the estimated useful life of 15 years. Tenant improvements are amortized over the shorter of the life of the related leases or their useful life. Furniture and fixtures are depreciated over the estimated useful lives that range from 5 to 7 years.

We recorded $868,000, $463,000 and none in depreciation expense for the years ended December 31, 2014, 2013 and 2012, respectively.

Deferred Charges

Deferred charges consist principally of leasing commissions and acquired lease origination costs (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the term of the related debt obligation). As of December 31, 2014 and 2013, deferred charges consisted of the following:

	December 31, 2014	December 31, 2013
Leasing commissions-acquired leases	$1,731,102	$1,289,812
Legal-acquired lease	27,767	6,016
Deferred financing costs	1,360,349	529,920
Total	3,119,218	1,825,748
Less accumulated amortization(1)	(532,129)	(187,261)
Deferred charges, net of accumulated amortization	$2,587,089	$1,638,487

(1)	Includes accumulated amortization of deferred financing costs of $222,987 and $75,121 as of December 31, 2014 and 2013, respectively.

The unamortized balances of deferred charges that will be charged to future operations are as follows:

	Lease Origination Costs	Deferred Finance Costs	Total

2015	$227,424	$271,621	$499,045
2016	227,424	209,907	437,331
2017	227,424	209,907	437,331
2018	227,424	134,704	362,128
2019	227,424	101,582	329,006
Thereafter	312,607	209,641	522,248
Total	$1,449,727	$1,137,362	$2,587,089

Organization and Offering Expenses

Organization and offering expenses include all costs and expenses to be paid by us in connection with the formation of the Company and an offering, including our legal, accounting, printing, mailing and filing fees, charges of the escrow agent, reimbursements to the dealer manager, registered investment advisors and participating broker-dealers for due diligence expenses set forth in detailed and itemized invoices, amounts to reimburse the Advisor for its portion of the salaries of the employees of its affiliates who provide services to the Advisor, and other costs in connection with administrative oversight of such offering and the marketing process, such as preparing supplemental sales materials, holding educational conferences and attending retail seminars conducted by the dealer manager or participating broker-dealers.

We will advance funds to the Advisor to pay its organization and offering expenses to the extent the Advisor does not have the funds to pay such expenses. The Advisor will reimburse us for organization and offering expenses up to 2% of the total offering price paid by investors (including proceeds from sale of Common Shares, plus applicable selling commissions and dealer manager fees paid by purchasers of Common Shares). On December 28, 2012, we broke escrow, at which time organization and offering expenses advanced by the Advisor became a liability of ours, subject to the 2% limitation noted above. Between November 25, 2011 and December 31, 2014, we paid $4,346,980 of offering costs of which $428,342 was recorded to additional paid-in capital and $3,918,638 was recorded to deferred offering costs in the accompanying consolidated balance sheets. We will reclassify amounts from deferred offering costs to additional paid-in capital based on 2% of the total offering price paid by investors. Amounts paid by us in excess of the 2% limitation at the end of the offering will be reimbursed by the Advisor. As of December 31, 2014, the Advisor had incurred an additional $11.0 million of organization and offering expenses, of which $329,168 was billed and paid to the Advisor at December 31, 2014.

Offering costs incurred by us, the Advisor and their affiliates on our behalf have been deferred and will be paid from the proceeds of the continuous public offering and will be treated as a reduction of equity.

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2013. As a REIT, generally we are not subject to U.S. federal income tax on that portion of our taxable income or capital gain which is distributed to our stockholders. To maintain our qualification as a REIT, we must distribute at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP) to our stockholders, determined without regard to deductions for dividends paid and excluding any net capital gain and meet certain other requirements. If we fail to maintain our qualification as a REIT in any taxable year and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates. We may also be subject to certain state, local and franchise taxes. Under certain circumstances, U.S. federal income and excise taxes may be due on our undistributed taxable income.

We follow a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that is more-likely-than-not to be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. The use of a valuation allowance as a substitute for derecognition of tax positions is prohibited. The Company concluded that it has no material uncertain tax positions to be recognized as of December 31, 2014 and 2013.

Stock-Based Compensation

We have adopted a Stock Incentive Plan, or the Plan, for our independent directors, officers and employees, employees of the Advisor and other affiliates and consultants. Compensation cost for stock options is recognized ratably over the vesting period of the award. Our policy is to grant options with exercise price equal to the offering price of our common stock on the grant date. Awards of stock or restricted stock are expensed as compensation over the benefit period based on the fair value of the stock on the grant date.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents. We place our cash and cash equivalents in excess of insured amounts with high quality financial institutions.

As of both December 31, 2014 and 2013, the overall occupancy of the operating properties was approximately 100.0%. As of both December 31, 2014 and 2013, approximately 86,000 square feet, representing approximately 36.9% and 86.9% of total acquired square feet, respectively, and approximately 53.7% and 89.9%, respectively, of annualized base rent was under lease to one tenant. We believe that if this tenant was to default on its lease obligations, such space could be re-leased. It is reasonably possible that we could experience delays and financial losses before re-leasing the space.

Basic and Diluted Earnings (Loss) per Common Share

We calculate basic earnings (loss) per Common Share by dividing net income (loss) attributable to United Realty Trust Incorporated by the weighted average number of Common Shares outstanding during each period. Diluted earnings (loss) per Common Share includes the effects of potentially issuable Common Shares, but only if dilutive. There were no dilutive Common Shares as of December 31, 2014 and 2013.

Accounting Standard Updates

In April 2014, the FASB issued guidance which amends the requirements for reporting discontinued operations (ASU No. 2014-08). Under the amended guidance, a disposal of an individual property or group of properties (i.e., when a property or properties are sold or meet the criteria to be classified as “held for sale”) is required to be reported in “discontinued operations” only if the disposal represents a strategic shift that has, or will have, a major effect on our operations and financial results. The amended guidance also requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014. The adoption of the guidance is not expected to have a material impact on our financial condition or results of operations.

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

In August 2014, the FASB issued ASU No. 2014-15 which requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern, and to provide disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The guidance is effective for annual periods ending after December 15, 2016, with early adoption being permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2015, the FASB issued new guidance that amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities (ASU, No. 2015-02). Under this analysis, limited partnerships and other similar entities will be considered a VIE unless the limited partners hold substantive kick-out rights or participating rights. The guidance is effective for annual and interim periods beginning after December 15, 2015. Early adoption of this guidance is permitted. We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

3.	Real Estate Investments

The following real estate investment transactions have occurred during the years ended December 31, 2014 and 2013.

2014 Acquisitions

On December 16, 2014, the Operating Partnership, through a special purpose entity, or the Purchasing Entity, controlled by the Operating Partnership, closed on a purchase and sale agreement, or PSA, entered into on July 23, 2014 by and between FRS Carnegie Plaza, L.L.C., or the Seller, and United Realty Partners, LLC, or URP, an entity controlled and indirectly owned by our chief executive officer and secretary, and further assigned to the Operating Partnership through an assignment and assumption agreement on September 19, 2014, which was further assigned at closing to the Purchaser Entity. The Seller does not have a material relationship with us and the transactions with Seller described herein are not affiliated transactions. Under the PSA, the Purchaser Entity, through a property-owning special purpose entity, or the SPE, acquired the fee simple interest in a commercial property located at 7 Carnegie. This acquisition was accounted for as an asset acquisition.

The purchase price for the 7 Carnegie was approximately $9.3 million, exclusive of closing costs, escrows and fees paid to the Advisor. Closing costs were approximately $0.4 million and escrows were approximately $1.0 million of which $0.4 million was funded in 2015. Fees to be paid to the Advisor were approximately $0.3 million. We funded the acquisition as follows: (i) $5.5 million with a new first mortgage loan secured by the Property; (ii) cash from the Operating Partnership of approximately $2.1 million; (iii) closing credits of $1.2 million; and (iv) a $1.8 million mezzanine loan secured by a security interest in the SPE’s right, title and interest in 7 Carnegie.

7 Carnegie is a one-story, triple-net leased office building built in 1988 and renovated in 2004 and 2009, with 90,070 rentable square feet and 599 onsite outdoor parking spaces. Situated on approximately 17.4 acres near the New Jersey Turnpike, 7 Carnegie is located in an upscale suburb approximately 12 miles from downtown Philadelphia.

7 Carnegie is currently 100% leased to Fox Rehabilitation Services, P.C. under a sale-leaseback arrangement. During the first year of the 15-year lease, the base rent will be $856,000. For each subsequent lease year, the annual base rent will increase by the greater of 3% of the prior year’s base rent or the increase in CPI.

On May 21, 2014, we acquired the fee simple interest in Parkway, a 44,323 rentable square foot medical building, for $14.5 million, excluding closing costs. The property was 100% leased at closing.

Closing costs were approximately $669,700, prepaid expenses and escrows were approximately $196,000 and fees paid to the Advisor were approximately $248,000. Closing costs included $362,000 in supplemental transaction-based advisory fees for financing and equity placement paid to URP. We funded the acquisition as follows: (i) $10.3 million with a new first mortgage loan secured by the property; (ii) cash from our OP of approximately $3.2 million; and (iii) a $2.1 million preferred loan from a third party. The 10-year preferred loan yields a preferred return of 15% per annum, compounded monthly (increasing to 24% per annum upon the occurrence of certain events of default) and requires monthly distributions to the preferred lender. The property-holding entity must redeem the preferred loan by June 6, 2024, and has the right to do so at any time upon 30 days prior written notice. Additionally, the lender of the preferred loan may require the OP to redeem the preferred loan at any time after April 21, 2015 upon 30 days prior written notice. The cash from the OP included $1.7 million in proceeds from the OP’s issuance to two third parties of an aggregate of 17 class MB units, or the MB Units, of limited partnership interest. The OP issued 12 MB Units to one of the two investors in consideration for a capital contribution of $1.2 million. Such 12 MB Units were redeemed by the OP in December 2014 for $1.34 million. The OP issued five MB Units to the other investor in consideration for a capital contribution of $500,000. Such five MB Units entitle the holder thereof to an annualized preferred return of 10% on the amount of the capital contribution, and must be redeemed by the OP in May 2015.

On December 11, 2014, OP entered into an agreement with a third party investor (“Investor”) whereby, subject to various terms and conditions, in return for a $1.25 million investment in a sub-leasehold obligation associated with Parkway, the Investor would receive annual lease payments starting at $106,250 and increasing by 2% per annum. The lease terminates on July 30, 2049, but may be terminated after three years at the option of the Investor. This is recorded as sub-leasehold obligation on our consolidated balance sheets.

We assessed the fair value of the lease intangibles based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are Level 3 in the fair value hierarchy.

The financial information set forth below summarizes our purchase price allocations for the property acquired during the year ended December 31, 2014 (in thousands):

	7 Carnegie	Parkway
ASSETS
Land	$1,860	$2,815
Building and improvements	7,440	9,383
Acquired in-place lease costs	—	2,440
Above market lease value	—	51
Assets acquired	9,300	14,689
Below market lease value	—	154
Liabilities assumed	—	154
Purchase price allocation	$9,300	$14,535

2013 Acquisitions

On March 29, 2013, a joint venture between the Operating Partnership and the seller of the property, or the JV, purchased a fee simple interest in Tilden Hall. The purchase price for Tilden Hall was $22.25 million, exclusive of brokerage commissions and closing costs. We funded the acquisition as follows: (i) $14.5 million with a new first mortgage secured by Tilden Hall; (ii) $7.5 million by the seller contributing some of its equity in Tilden House to the JV; and (iii) cash from our ongoing public offering in an amount which, when combined with the brokerage commissions and closing costs, was approximately $2.3 million. Tilden Hall is a nine-story residential building, completed in 2007, with 117 apartments, community facility space and indoor and outdoor parking.

On August 2, 2013, we acquired a 14.6% interest in a joint venture, or the 14 Highland JV, that acquired 14 Highland, through the Operating Partnership. The joint venture purchased 14 Highland for $2.0 million. 14 Highland is a five-story residential building, with 22 apartments. The Operating Partnership issued 9,091 OP Units valued at $100,000 to fund its joint venture interest. We consolidated the joint venture since it is deemed to be a VIE and we are the primary beneficiary. We deemed the joint venture to be a VIE since we have an economic interest greater than our voting proportion, and we participate in the management activities that significantly impact the performance of the joint venture.

In conjunction with our pursuit and acquisition of real estate investments, we expensed acquisition transaction costs during the year ended December 31, 2013 of approximately $1.6 million.

Regarding the acquisitions of Tilden Hall and 14 Highland, the fair values of in-place leases and other intangibles have been allocated to intangible assets and liability accounts.

We assessed the fair value of the lease intangibles based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are Level 3 in the fair value hierarchy.

The financial information set forth below summarizes our purchase price allocations for the properties acquired during the year ended December 31, 2013.

December 31, 2013
ASSETS
Land	$4,870,933
Building and improvements	16,426,448
Acquired lease intangible assets	2,380,013
Other assets	71,284
Deferred charges	1,295,828
Assets acquired	$25,044,506
Acquired lease intangible liability	$787,554
Liabilities assumed	$787,554

Pro Forma Financial Information (unaudited)

The pro forma financial information set forth below is based upon our historical consolidated statements of operations for the years ended December 31, 2014 and 2013, adjusted to give effect to the acquisition of Parkway as if it had closed on January 1, 2013.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred on January 1, 2013, nor does it purport to represent the results of future operations (in thousands):

	Year Ended
	December 31, 2014	December 31, 2013
Statement of operations:
Revenue	$4,990	$3,863
Property operating and other expenses	(5,204)	(6,020)
Depreciation and amortization	(1,568)	(1,058)
Net loss attributable to United Realty Trust Incorporated	$(1,782)	$(3,215)

4.	Acquired Lease Intangibles

For the years ended December 31, 2014 and 2013, the amortization of acquired lease intangible assets (above-market rents) net of acquired lease intangible liabilities (below-market rents) was $46,514 and $42,917, respectively, which was included as a reduction of base rents in the accompanying consolidated statements of operations.

The scheduled annual amortization of acquired lease intangible assets, net of acquired lease intangible liabilities, for each of the next five years is as follows:

Year ending December 31:
2015	$38,870
2016	38,870
2017	38,870
2018	38,870
2019	38,870

The scheduled annual amortization of acquired lease-in-place intangible assets is as follows:

Year ending December 31:
2015	$410,766
2016	410,766
2017	410,766
2018	410,766
2019	410,766

5.	Mortgage Note Receivable

On March 29, 2013, the Advisor assigned to the Operating Partnership its 76.67% membership interest, with an agreed value of $1.15 million, in Parker Note Acquisition, LLC, or Note LLC. Note LLC is the owner of a promissory note, or the Promissory Note, dated March 1, 2010, in the original principal amount of $1.5 million, made by Parker Avenue Associates, LLC, as borrower, or the Borrower, to 70 Parker Avenue Properties, Inc., as lender, or the Lender, which Promissory Note had previously been assigned by the Lender to Note LLC on May 6, 2011. The Promissory Note evidences a senior purchase-money mortgage loan, or the Loan, extended on March 1, 2010 by the Lender to the Borrower and is secured by Parker. The Advisor assigned its interest in Note LLC to the Operating Partnership in satisfaction of a $1.15 million obligation owing by the Advisor to us. Our board of directors approved the agreed value of the 76.67% membership interest in Note LLC based on what it determined to be the likely value of Parker.

Previously, on March 28, 2013, Summer Investors, LLC, or Summer, an affiliate of Jacob Frydman, our Chief Executive Officer, Secretary and Chairman, and a principal of the Sponsor, had assigned a 76.67% membership interest (out of its 100% membership interest) in Note LLC to the Advisor, which 76.67% membership interest was further assigned to the Operating Partnership, as described in the preceding paragraph.

On March 29, 2013, the Operating Partnership formed Parker Note Holdings, LLC with Summer, or Note Holdings. On the same date, the Operating Partnership contributed to Note Holdings its 76.67% membership interest in Note LLC, and Summer contributed to Note Holdings its 23.33% membership interest in Note LLC.

Pursuant to the terms of the limited liability company agreement of Note Holdings, dated March 29, 2013, between the Operating Partnership, as the managing member, and Summer, as the non-managing member, the JV Agreement, the Operating Partnership’s capital contribution had an agreed value of $1.15 million, and represents a 76.67% membership interest in Note Holdings, and Summer’s capital contribution had an agreed value of $350,000, and represents a 23.33% membership interest in Note Holdings.

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

On May 29, 2012, as a result of payment and other defaults by the Borrower under the Loan, Note LLC filed a Notice of Pendency and initiated a mortgage foreclosure action with respect to the Property in the Dutchess Supreme and County Court, or the Court. On March 10, 2013, the Court granted Note LLC’s motion for appointment of a receiver for its benefit, to, inter alia, rent or lease Parker and collect rents and profits.

The Borrower has asserted certain defenses in the foreclosure action which are currently being handled by the courts, including asserting whether the note could be transferred to the Operating Partnership. Although the outcome is uncertain, we believe we will be made whole with respect to this asset, either through obtaining title to the property in foreclosure or through the guaranty from Summer.

6.	Tenant Leases

Minimum future rentals to be received under our non-cancellable leases at our operating properties as of December 31, 2014 are summarized as follows (in thousands):

2015	$4,819
2016	4,765
2017	4,799
2018	4,855
2019	4,912
Thereafter	43,011
$67,161

7.	Mortgage Notes Payable

On March 29, 2013, the Tilden Hall JV obtained a first mortgage loan or the Doral Loan, from Doral Bank in an amount equal to $14.5 million to provide the acquisition funding for Tilden Hall. The Doral Loan has an initial five-year term ending on April 30, 2018 and provides the JV with the option to extend the maturity date to April 30, 2023. The Doral Loan bears interest at a per annum fixed rate of 5.0% and is secured by a mortgage on Tilden Hall. During the extended term, the interest rate will be reset based on a rate of 250 basis points spread over the 5 year Federal Home Loan Bank of New York Advanced Rate, with a minimum floor rate to be not less than the initial interest rate.

On August 2, 2013, the 14 Highland JV obtained a first mortgage loan, the Carver Loan, from Carver Bank in an amount equal to $1.5 million to provide the acquisition funding for 14 Highland. The Carver Loan has an initial five-year term ending on September 5, 2018 and provides the 14 Highland JV with the option to extend the maturity date to September 5, 2023. The Carver Loan bears interest at a per annum fixed rate of 4.25% and is secured by a mortgage on 14 Highland. During the extended term, the interest rate will be a fixed rate equal to the greater of: (i) 4.50% per annum; or (ii) the Wall Street Journal’s Prime Rate in effect within three (3) business days prior to September 5, 2018, plus 2.00% per annum.

On May 21, 2014, we closed on a first mortgage loan, the Starwood Loan, from Starwood Mortgage Capital, LLC in an amount equal to $10.3 million, to provide the acquisition funding for Parkway. The Starwood Loan bears interest at 4.788% with a maturity date of June 6, 2024. We are required to make initial monthly interest-only payments for 24 months following the closing of the loan and thereafter payments of principal and interest over a 30-year amortization period. The Starwood Loan is secured by a mortgage on Parkway, is guaranteed by the Company, and may be accelerated only in the event of a default. We may prepay all or any portion of the principal amount without a prepayment penalty under a defeasance clause in the loan.

On December 16, 2014, we closed on a first mortgage loan from UBS Real Estate Securities, Inc. with a principal amount of $5.5 million, the UBS Loan, to provide acquisition funding for the acquisition of 7 Carnegie. The UBS Loan bears interest at a rate of 4.25% per annum and matures on January 6, 2020. We are required to make initial monthly interest-only payments for 12 months in an amount equal to approximately $19,479 per month and thereafter payments of principal and interest over a 25-year amortization period in an amount equal to approximately $29,796 per month. The UBS Loan is secured by a mortgage on the 7 Carnegie property, is guaranteed by us, and may be accelerated only in the event of a default. We may prepay all or any portion of the principal amount prior to May 6, 2015 without penalty.

On December 16, 2014, we also closed on a mezzanine loan from the 7 Carnegie Plaza seller with a principal amount of $1.8 million, the Mezzanine Loan, to provide additional acquisition funding for the acquisition of 7 Carnegie. The Mezzanine Loan bears interest at an initial rate of 6% per annum, which will increase to a rate of 8% per annum on March 31, 2015. Interest will accrue but will not be payable until January 6, 2020, when all principal and accrued interest will become due and payable. The Mezzanine Loan is secured by a security interest in the special purpose entity’s right, title and interest in 7 Carnegie, is guaranteed by us, and may be accelerated only in the event of a default. We may prepay all or any portion of the principal amount under the Mezzanine Loan without penalty.

The mortgage notes payable include certain restrictions and covenants which may limit, among other things, the incurrence of liens, and which require, among other things, compliance with, financial ratios relating to, among other things, minimum amount of debt service coverage, minimum amount of fixed charge coverage, maximum amount of debt to value and minimum level of net income. We were in compliance with all covenants at December 31, 2014.

The principal maturity of mortgage notes payable during the next five years and thereafter is as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Total
2015	$268	$—	$268
2016	479	—	479
2017	580	—	580
2018	388	14,676	15,064
2019	310	—	310
Thereafter	865	15,647	16,512
Total	$2,890	$30,323	$33,213

8.	Capitalization

Under our charter, we have the authority to issue 200,000,000 Common Shares and 50,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On November 17, 2011, the Sponsor purchased 18,182 Common Shares for total cash consideration of $200,000 to provide our initial capitalization. On November 25, 2011, for $50,000, the Sponsor purchased 500,000 shares of preferred stock, subsequently exchanged for 500,000 sponsor preferred shares, or Sponsor Preferred Shares, which are convertible into Common Shares upon the terms and subject to the conditions set forth in our charter, and which have a preference upon our liquidation, dissolution or winding up as described below. Upon our liquidation, dissolution or winding up, the Sponsor will receive a preference in the amount of 15% of any excess of the net sales proceeds from the sale of all the assets in connection with such liquidation, dissolution or winding up over the amount of Invested Capital, as defined in our charter, plus a cumulative non-compounded pre-tax annual return to holders of Common Shares of 7% on Invested Capital. Our board of directors is authorized to amend our charter from time to time, without the approval of the stockholders, to increase or decrease the aggregate number of authorized shares of capital stock or the number of shares of any class or series that we have authority to issue. As of December 31, 2014, there were 1,721,142 Common Shares outstanding.

9.	Stock Incentive Plan

The Plan, as outlined in the prospectus, provides for the grant of equity incentive awards to our independent directors, officers and employees, employees of the Advisor and other affiliates and consultants. The aggregate number of Common Shares that may be issued or used for reference purposes or with respect to which awards may be granted under the Plan shall not exceed the lesser of five percent (5%) of Common Shares outstanding on a fully diluted basis at any time and 5,000,000 Common Shares, which may be either authorized and unissued Common Shares or Common Shares held in or acquired for the treasury of the Company or both. The vesting period of stock-based awards will be determined by our compensation committee. During the year ended December 31, 2014, we granted 30,341 Common Shares under the Plan all of which were fully vested as of December 31, 2014. Of the 30,341 Common Shares granted, 22,825 were granted to employees of an affiliate of ours and to an independent consultant for services provided to us. These Common Shares were recorded as a reduction to a liability due to an affiliated entity. The remaining 7,516 Common Shares granted were expensed in the period in which they vested resulting in compensation expense of $51,331 and $19,404 being allocated to deferred offering costs during the year ended December 31, 2014. During the quarter ended June 30, 2013, we granted 6,300 Common Shares under the Plan, all of which were fully vested as of June 30, 2013. During the years ended December 31, 2014 and 2013, we expensed $36,000 and $54,000, respectively, related to the 2013 grant. As of December 31, 2014, the cost associated with this restricted stock compensation related to outstanding non-vested restricted stock grants awarded in 2013 was fully amortized.

In 2014, in connection with an employment agreement, we granted 50,000 stock options at a strike price of $9.50 per Common Share. The stock options must be exercised within two years of the grant date. We recorded $21,771 of compensation expense during the year ended December 31, 2014 related to these stock options. These stock options were excluded from earnings per share as they were anti-dilutive.

10.	Related Party Arrangements

We executed an advisory agreement with the Advisor and a property management agreement with URA Property Management LLC, the Property Manager, an affiliate of the Sponsor. Effective September 20, 2013, we executed a dealer manager agreement with Cabot Lodge Securities, LLC, the Dealer Manager or CLS, a Delaware limited liability company and member of the Financial Industry Regulatory Authority, Inc., or FINRA, that does business as United Realty Securities and that is indirectly owned by the Sponsor. Prior to September 20, 2013 we had a dealer manager agreement with an unaffiliated party which had a soliciting dealer agreement with CLS. These agreements entitle the Advisor, the Dealer Manager, and the Property Manager to specified fees upon the provision of certain services with regard to the offering and the investment of funds in real estate properties and real estate-related investments, among other services, as well as reimbursement of organization and offering expenses incurred by the Advisor and the Dealer Manager on our behalf (as discussed in Note 2) and certain costs incurred by the Advisor in providing services to us. We have engaged and may engage from time to time, United Realty Partners LLC, or URP, an entity controlled and indirectly owned by our chief executive officer and secretary, to provide brokerage services, services in connection with the origination or refinancing of debt, or advice in connection with joint venture opportunities and equity financing opportunities for our properties.

As of December 31, 2014, we had a receivable due from the Advisor of $1.5 million as well as deferred offering costs of $3.9 million.

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by us for the years ended December 31, 2014, 2013 and 2012 and any related amounts payable as of December 31, 2014 and 2013.

	Incurred			Payable as of
	Year ended December 31,			Year ended December 31,
	2014	2013	2012	2014	2013
Expensed
Reimbursable general and administrative expenses	$—	$945,989	$517,133	$—	$—
Reimbursable property operating expenses and acquisition fees	—	324,397	—	—	—
Supplemental transaction-based advisory fees	259,000	234,000	—	—	—
Acquisition fees	331,700	294,000	—	—	—
Property management fees(1)	175,296	65,096	—	—	—
Oversight fees	2,896	1,161	—	—	—
Asset management fees	261,600	140,479	—	—	—
Additional Paid-in Capital
Reimbursable other offering costs	—	42,444	24,690	—	—
Capitalized
Financing coordination fee	352,000	160,000	—	—	—

(1)	The Advisor agreed to waive the April and May 2013 management fee charges and therefore they are not included in the above amount.

During the year ended December 31, 2014, we incurred $45,621 for legal services to Levine & Levine, P.C., an entity controlled by one of our directors. No fees were paid in 2013 or 2012 to this entity.

11.	Distributions

The Operating Partnership’s limited partnership agreement generally provides that the Operating Partnership will distribute cash available for distribution to the partners of the Operating Partnership in proportion to each such partner’s holding of GP Units and/or OP Units, as such terms are defined in the Operating Partnership’s limited partnership agreement at the times and in the amounts as determined by us, as the general partner. During the years ended December 31, 2014 and 2013, we distributed $408,119 and $196,749, respectively, in cash and $335,812 and $136,586, respectively, in Common Shares through the DRIP.

12.	Economic Dependency

We are dependent on the Advisor or its affiliates for certain services that are essential to us, including the sale of the Common Shares, asset acquisition, management and disposition decisions and other general and administrative responsibilities. If the Advisor and its affiliates are unable to provide such services, we would be required to find alternative service providers.

13.	Quarterly Results of Operations (Unaudited)

Our unaudited quarterly results of operations for the years ended December 31, 2014 and 2013 are as follows (in thousands, except per share data):

	Year Ended December 31, 2013				Year Ended December 31, 2014
	Quarter Ended				Quarter Ended
	Mar 31	Jun 30	Sept 30	Dec 31	Mar 31	Jun 30	Sept 30	Dec 31
Revenue	$19	$748	$797	$766	$803	$1,057	$1,248	$1,281
Net loss attributable to United Realty Trust Incorporated	$(1,970)	$(134)	$(185)	$(403)	$(152)	$(623)	$(345)	$(628)
Basic and diluted (loss) income per share	$(6.74)	$(0.27)	$(0.34)	$(0.67)	$(0.21)	$(0.67)	$(0.31)	$(0.44)

14.	Commitments and Contingencies

Legal Proceedings

As of December 31, 2014, neither we nor our Operating Partnership was involved in any material litigation nor, to management’s knowledge, was any material litigation threatened against us or our OP.

Environmental Matters

Our management believes that our properties are in compliance in all material respects with applicable Federal, state and local ordinances and regulations regarding environmental issues. Management is not aware of any environmental liability that it believes would have a materially adverse impact on our financial position, results of operations or cash flows. Management is unaware of any instances in which we would incur significant environmental cost if any of our properties were sold.

15.	Subsequent Events

We reviewed all activity from January 1, 2015 to the date the financial statements were issued and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements.

On January 15, 2015, we reported that our net asset value was $12.51 per Common Share.

On February 6, 2015, our president and director resigned from the Company and the Advisor in order to pursue other interests.

On March 25, 2015, we repaid the $1.8 million Mezzanine Loan secured by 7 Carnegie. Simultaneously, we closed on a new $767,960 loan which bears interest at a rate of 6% per annum and matures on September 24, 2015.

Between January 1 and March 25, 2015, we sold 604,666 Common Shares, raising $6.0 million in net proceeds for us.

UNITED REALTY TRUST INCORPORATED

SCHEDULE III-REAL ESTATE AND

ACCUMULATED DEPRECIATION

December 31, 2014

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Amount at Which Carried at Close of Period
Description and Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation (1)	Date of Acquisition (a)

Tilden Hall, NY	$14,144,833	$4,310,862	$15,129,085	$—	$—	$4,310,862	$15,129,085	$19,439,947	$1,034,166	3/29/2013
14 Highland, NY	1,467,909	560,071	1,297,363	—	—	560,071	1,297,363	1,857,434	66,834	8/2/2013
945 82nd Parkway, SC	10,300,000	2,829,074	10,203,285	—	—	2,829,074	10,203,285	13,032,359	222,011	5/21/14
7 Carnegie Plaza, NJ	7,300,000	1,937,108	7,748,431	—	—	1,937,108	7,748,431	9,685,539	8,151	12/16/14

	$33,212,742	$9,637,115	$34,378,164	$—	$—	$9,637,115	$34,378,164	$44,015,279	$1,331,162

UNITED REALTY TRUST INCORPORATED

SCHEDULE III-REAL ESTATE AND

ACCUMULATED DEPRECIATION-CONTINUED

December 31, 2014

(a)           RECONCILIATION OF REAL ESTATE – OWNED SUBJECT TO OPERATING LEASES

	2014	2013	2012
Balance at beginning of year	$21,297,381	$—	$—
Properties acquired during the year	22,717,898	21,297,381	—
Balance at end of year	$44,015,279	$21,297,381	$—

(b)           RECONCILIATION OF ACCUMULATED DEPRECIATION

	2014	2013	2012
Balance at beginning of year	$462,871	$—	$—
Depreciation expense	868,291	462,871	—
Balance at end of year	$1,331,162	$462,871	$—

(1)	Depreciation and investments in building and improvements reflected in the consolidated statement of operations is calculated over the estimated useful life of the assets as follows:

Building: 27 to 40 years

Property Improvements: 15 years

The aggregate cost basis for Federal income tax purposes is equal to the carrying amount of the real estate.

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE

December 31, 2014

Description	Interest Rate	Final Maturity date	Periodic Payment Terms	Prior Liens	Carrying Amount of Mortgage(a)(b)
Parker Note	10%	March 31, 2015	N/A	N/A	$1,500,000

(a)           RECONCILIATION OF MORTGAGE LOANS ON REAL ESTATE

	2014	2013	2012
Balance at beginning of period:	$1,500,000	$—	$—
Mortgage loans acquired during the current period	—	1,500,000	—
Balance at end of period:	$1,500,000	$1,500,000	$—

(b)           The aggregate cost basis for Federal income tax purposes is equal to the carrying amount of the loans.

