Form 10-Q
period 2015-03-31
United Realty Trust Inc
filed 2015-05-20
CIK 1536256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

As of April 30, 2015 the registrant had 2,360,743 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED REALTY TRUST INCORPORATED

CONSOLIDATED BALANCE SHEETS

	March 31, 2015 (Unaudited)	December 31, 2014
ASSETS
Real estate investments:
Land	$9,637,115	$9,637,115
Building and improvements	34,378,164	34,378,164
	44,015,279	44,015,279
Less: accumulated depreciation	(1,630,468)	(1,331,162)
	42,384,811	42,684,117
Mortgage note receivable	1,500,000	1,500,000
Real estate investments, net	43,884,811	44,184,117
Cash and cash equivalents	336,512	333,919
Restricted cash	2,258,812	1,696,480
Prepaid expenses	204,472	333,822
Deferred offering costs	4,171,034	3,918,638
Due from affiliates	5,332,326	1,539,189
Tenant and other receivables, net	236,100	203,371
Deferred rent receivable	121,606	52,412
Other assets	47,520	51,087
Acquired lease intangible assets, net of accumulated amortization	2,847,157	2,966,329
Deferred charges, net of accumulated amortization	2,431,610	2,587,089
Total assets	$61,871,960	$57,866,453

LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable	$32,113,142	$33,212,742
Preferred loans payable	2,456,000	2,504,000
Sub-leasehold obligation	1,500,000	1,250,000
Acquired lease intangible liabilities, net of accumulated amortization	919,099	925,657
Tenant security deposits	832,171	832,318
Dividends and distributions payable	187,634	107,618
Deferred income	64,120	151,465
Accounts payable and accrued expenses	1,131,980	695,819
Total Liabilities	39,204,146	39,679,619

Commitments and contingencies	—	—

Equity:
Preferred stock, $0.01 par value 50,000,000 shares authorized; 500,000 shares issued and outstanding	50,000	50,000
Common stock, $0.01 par value 200,000,000 shares authorized; 2,306,849 and 1,721,142 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	23,070	17,211
Additional paid-in-capital	21,564,963	15,914,451
Accumulated deficit	(7,443,472)	(6,242,893)
Total United Realty Trust Incorporated stockholders’ equity	14,194,561	9,738,769
Non-controlling interests:
Non-controlling interests in consolidated joint ventures	8,435,027	8,435,027
Limited partners’ interest in Operating Partnership	38,226	13,038
Total non-controlling interests	8,473,253	8,448,065
Total equity	22,667,814	18,186,834
Total liabilities and equity	$61,871,960	$57,866,453

The accompanying notes to consolidated financial statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Revenues
Base rents	$1,300,361	$722,704
Recoveries from tenants	269,285	79,935
Other	481	700
Total revenues	1,570,127	803,339
Operating expenses
Property operating	300,899	141,778
Real estate taxes	212,168	92,548
General & administrative expenses	559,494	84,683
Depreciation and amortization	462,375	270,589
Acquisition transaction costs	17,500	845
Total operating expenses	1,552,436	590,443
Operating income	17,691	212,896
Non-operating expenses
Interest expense	(486,696)	(195,184)
Amortization of deferred financing costs	(114,191)	(26,576)
Net loss	(583,196)	(8,864)
Non-controlling interests:
Net income attributable to non-controlling interests	(141,488)	(143,214)
Net loss and comprehensive loss attributable to United Realty Trust Incorporated	$(724,684)	$(152,078)
Net loss per common share:
Basic and diluted	$(0.34)	$(0.21)
Weighted average number of common shares outstanding
Basic and diluted	2,118,930	727,928
Distributions per share	$0.22	$0.19

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENT OF EQUITY

For the Three Months Ended March 31, 2015

(Unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Retained earnings (Accumulated	Non-controlling	Total
	Shares	Amount	Shares	Par Value	capital	deficit)	interests	Equity

Balance at December 31, 2014	500,000	$50,000	1,721,142	$17,211	$15,914,451	$(6,242,893)	$8,448,065	$18,186,834
Proceeds from the sale of common stock	—	—	619,352	6,195	6,822,678	—	—	6,828,873
Distributions paid to non-controlling interests	—	—	—	—	—	—	(141,488)	(141,488)
Shares issued under the stock incentive plan	—	—	1,970	20	23,256	—	—	23,276
Registration expenditures	—	—	—	—	(739,120)	—	—	(739,120)
Distributions declared	—	—	—	—	—	(475,895)	—	(475,895)
Issuance of shares under distribution reinvestment program	—	—	14,910	149	168,620	—	—	168,769
Redemption of common stock			(50,525)	(505)	(599,734)	—		(600,239)
Net (loss) income	—	—	—	—	—	(724,684)	141,488	(583,196)
Reallocation adjustment of limited partners interest	—	—	—	—	(25,188)	—	25,188	—
Balance at March 31, 2015	500,000	$50,000	2,306,849	$23,070	$21,564,963	$(7,443,472)	$8,473,253	$22,667,814

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Three Months Ended
	March 31, 2015	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(583,196)	$(8,864)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	462,375	270,589
Amortization of deferred financing costs	114,191	26,576
Amortization of above/(below)-market rent	9,923	14,306
Amortization of restricted stock	—	18,000
Deferred rents receivable	(69,194)	—
Change in operating assets and liabilities
Restricted cash - operating	(60,590)	(138,623)
Prepaid expenses and other assets	129,350	98,482
Security deposits		1,600
Tenant and other receivables	(32,729)	270,222
Due to/from affiliates	(3,769,861)	132,859
Deferred income	(87,345)	—
Accounts payable and accrued expenses	436,164	(89,082)
Net cash provided by (used in) operating activities	(3,450,912)	596,065

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	—	—
Improvements to real estate	—	—
Restricted cash - investing	(501,888)	(51,816)
Deposit on real estate	—	(238,683)
Net cash flows used in investing activities	(501,888)	(290,499)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	6,828,872	1,027,313
Registration expenditures	(739,120)	(112,899)
Redemption of common stock	(600,239)	—
Proceeds from mortgage notes payable	767,960	—
Principal repayments on mortgage	(1,867,561)	(62,347)
Principal repayment of preferred loans payable	(48,000)	—
Deferred financing and other costs	(15,525)	—
Deferred offering costs	(252,396)	(1,031,810)
Proceeds for sub-leasehold obligation	250,000	—
Distribution paid to noncontrolling interest	(141,488)	(143,214)
Distributions paid to common stockholders	(227,110)	(79,557)
Net cash provided by (used in) financing activities	3,955,393	(402,514)
Net increase (decrease) in cash and cash equivalents	2,593	(96,948)
Cash and cash equivalents at beginning of period	333,919	520,449
Cash and cash equivalents at end of period	$336,512	$423,501

Supplemental disclosure of cash activities:
Cash paid for interest	$474,745	$195,419

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

1.	Organization

United Realty Trust Incorporated, which we refer to as “we,” “us,” “our,” or the Company, was formed on November 8, 2011 as a Maryland corporation and elected and qualified to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. Substantially all of the Company’s business is conducted through United Realty Capital Operating Partnership, L.P., our Operating Partnership or OP, a Delaware limited partnership formed on November 8, 2011. The Company is the general partner of the Operating Partnership and holds both general and limited partnership interests in the Operating Partnership. As we complete the settlement for the purchase orders for shares of our common stock, par value $0.01 per share, or Common Shares, in our continuous initial public offering, or our IPO, we transfer substantially all of the net proceeds of the offering to the Operating Partnership in exchange for units of limited partnership in the OP, or OP Units.

At March 31, 2015, the Company owned a 99.6% economic interest in the Operating Partnership. At March 31, 2015, the unaffiliated non-controlling limited partners in the Operating Partnership held a 0.4% economic interest, or 9,091 OP Units, and the affiliated limited partner held 182 OP Units for a de minimis economic interest. The carrying amount of these OP Units is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The aggregate 2,316,122 OP Units outstanding at March 31, 2015 are economically equivalent to our Common Shares.

We were organized to invest in a diversified portfolio of income-producing commercial real estate properties and other real estate-related assets. On November 25, 2011, United Realty Advisor Holdings LLC, a Delaware limited liability company, or the Sponsor, purchased 500,000 shares of our preferred stock for $50,000.

We are offering to the public 100,000,000 Common Shares in our primary offering and 20,000,000 Common Shares pursuant to our distribution reinvestment program, or DRIP, as part of our IPO. We may reallocate the Common Shares offered between the primary offering and the DRIP. We expect to sell the Common Shares offered in the primary offering until August 15, 2015.

We have invested and intend to continue investing primarily in interests in real estate located in the United States, with a primary focus on the eastern United States and in markets that we believe are likely to benefit from favorable demographic changes, or that we believe are poised for strong economic growth. We may invest in interests in a wide variety of commercial property types, including office, industrial, retail and hospitality properties, single-tenant properties, multifamily properties, age-restricted residences, and in other real estate-related assets. We may acquire assets directly or through joint ventures, by making an equity investment in a project or by making a mezzanine or bridge loan with a right to acquire equity in the project. We also may buy debt secured by an asset with a view toward acquiring the asset through foreclosure. We also may originate or invest in mortgages, bridge or mezzanine loans and tenant-in-common interests, or entities that make investments similar to the foregoing. Further, we may invest in real estate-related securities, including securities issued by other real estate companies.

Our advisor is United Realty Advisors LP, or the Advisor, a Delaware limited partnership formed on July 1, 2011. The Advisor conducts our operations and manages the portfolio of real estate investments.

As of March 31, 2015, we owned a 69.2 % interest in a joint venture that owns a residential property located at 2520 Tilden Avenue in Brooklyn, New York, or Tilden Hall, a 14.6% interest in a joint venture that owns a residential property known as 14 Highland Ave., Yonkers, New York, or 14 Highland, a medical building located at 945 82nd Parkway, Myrtle Beach, SC, or Parkway, and an office building located at 7 Carnegie Plaza, Cherry Hill, NJ, or 7 Carnegie. In addition, as of March 31, 2015, we owned a 76.7% interest in a joint venture that owns a mortgage note secured by properties located at 58 and 70 Parker Avenue, in Poughkeepsie, NY, or Parker.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared on an accrual basis in accordance with U.S. Generally Accepted Accounting Principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results of operations for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2014.

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

We follow the Financial Accounting Standards Board, or FASB, guidance for determining whether an entity is a VIE and require the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.

We assess the accounting treatment for each joint venture. This assessment includes a review of each joint venture or limited liability company agreement to determine the rights of the parties thereto and whether those rights are protective or participating. For all VIEs, we review such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity’s economic performance. In situations where we or our partner approves, among other things, the annual budget, receives a detailed monthly reporting package from us, meets on a quarterly basis to review the results of the joint venture, reviews and approves the joint venture’s tax return before filing, and approves all leases that cover more than a nominal amount of space relative to the total rentable space at each property, we do not consolidate the joint venture as we consider these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of the joint venture. At March 31, 2015, we deemed our investment in 14 Highland to be a VIE since it has an economic interest greater than its voting proportion, and we participate in the management activities that significantly impact the performance of the joint venture. Included in real estate investments on our consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively, are approximately $1.8 million and $1.8 million, related to our consolidated VIE. The assets of the consolidated VIE can be used to settle obligations of the Company. Included in mortgage notes payable on our consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively, are approximately $1.5 million and $1.5 million, respectively, related to our consolidated VIE. The mortgage of the consolidated VIE is non-recourse to our general credit.

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

Financial Instruments Not Measured at Fair Value

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, prepaid expenses, tenant and other receivables, accounts payable, dividends and distributions payable, tenant security deposits, and due from affiliates approximate their fair values based on their short-term maturity.  We have determined that the carrying value of mortgage notes and preferred loans payable and sub-leasehold obligation approximate their fair values based on prevailing market rates for loans of similar risk and maturities.

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

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value. Management does not believe that the value of any of our real estate investments was impaired at either March 31, 2015 or December 31, 2014.

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

Revenue Recognition

We recognize minimum rent, including rent abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and include amounts expected to be received in later years in deferred rent receivable. We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred. We make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. We do not expect the actual results to differ from the estimated reimbursement.

We make estimates of the collectability of our tenant receivables related to base rents, expense reimbursements and other revenue or income. We specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on our net income because a higher bad debt reserve results in less net income. The provision for doubtful accounts at both March 31, 2015 and December 31, 2014 was approximately $608,000.

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

Deferred Charges

Deferred charges consist principally of leasing commissions and acquired lease origination costs (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the term of the related debt obligation). As of March 31, 2015 and December 31, 2014 deferred charges consisted of the following:

	March 31, 2015	December 31, 2014
Leasing commissions-acquired leases	$1,731,102	$1,731,102
Legal-acquired lease	27,767	27,767
Deferred financing costs	1,375,874	1,360,349
Total	3,134,743	3,119,218
Less accumulated amortization(1)	(703,133)	(532,129)
Deferred charges, net of accumulated amortization	$2,431,610	$2,587,089

(1)	Includes accumulated amortization of deferred financing costs of $337,179 as of March 31, 2015 and $222,987 as of December 31, 2014, respectively.

Organization and Offering Expenses

Organization and offering expenses include all costs and expenses to be paid by us in connection with the formation of the Company and our IPO, including our legal, accounting, printing, mailing and filing fees, charges of the escrow agent, reimbursements to the Dealer Manager, registered investment advisors and participating broker-dealers for due diligence expenses set forth in detailed and itemized invoices, amounts to reimburse the Advisor for its portion of the salaries of the employees of its affiliates who provide services to the Advisor, and other costs in connection with administrative oversight of our IPO and the marketing process, such as preparing supplemental sales materials, holding educational conferences and attending retail seminars conducted by the Dealer Manager or participating broker-dealers.

We advance funds to the Advisor to pay its organization and offering expenses to the extent the Advisor does not have the funds to pay such expenses. The Advisor reimburses us for organization and offering expenses advanced which are in excess of 2% of the total offering price paid by investors (including proceeds from sale of Common Shares, plus applicable selling commissions and dealer manager fees paid by purchasers of Common Shares). On December 28, 2012, we broke escrow, at which time organization and offering expenses advanced by the Advisor became a liability of ours, subject to the 2% limitation noted above. Between November 25, 2011 and March 31, 2015, we paid $4,675,735 of offering costs of which $511,693 was recorded to additional paid-in capital and $4,171,034 was recorded to deferred offering costs in the accompanying consolidated balance sheets. We will reclassify amounts from deferred offering costs to additional paid-in capital based on 2% of the total offering price paid by investors. Amounts paid by us in excess of the 2% limitation at the end of the offering will be reimbursed by the Advisor. As of March 31, 2015, the Advisor had incurred an additional $11.9 million of organization and offering expenses, of which $466,211 was billed and paid to the Advisor at March 31, 2015. Effective January 1, 2015, the Advisor will no longer be allocating organization and offering expenses to us.

Offering costs incurred by us, the Advisor and their affiliates on our behalf have been deferred and will be paid from the proceeds of our IPO and will be treated as a reduction of equity.

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, effective for our taxable year ended December 31, 2013. As a REIT, generally we are not subject to U.S. federal income tax on that portion of our taxable income or capital gain which is distributed to our stockholders. To maintain our qualification as a REIT, we must distribute at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP) to our stockholders, determined without regard to deductions for dividends paid and excluding any net capital gain and meet certain other requirements. If we fail to maintain our qualification as a REIT in any taxable year and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates. We may also be subject to certain state, local and franchise taxes. Under certain circumstances, U.S. federal income and excise taxes may be due on our undistributed taxable income.

We follow a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that is more-likely-than-not to be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. The use of a valuation allowance as a substitute for derecognition of tax positions is prohibited. The Company concluded that it has no material uncertain tax positions to be recognized as of March 31, 2015 or December 31, 2014.

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

Basic and Diluted Earnings (Loss) per Common Share

We calculate basic earnings (loss) per Common Share by dividing net income (loss) attributable to United Realty Trust Incorporated by the weighted average number of Common Shares outstanding during each period. Diluted earnings (loss) per Common Share includes the effects of potentially issuable Common Shares, but only if dilutive. There were no dilutive Common Shares as of March 31, 2015 and December 31, 2014.

Accounting Standard Updates

In April 2014, the FASB issued guidance which amends the requirements for reporting discontinued operations (ASU No. 2014-08). Under the amended guidance, a disposal of an individual property or group of properties (i.e., when a property or properties are sold or meet the criteria to be classified as “held for sale”) is required to be reported in “discontinued operations” only if the disposal represents a strategic shift that has, or will have, a major effect on our operations and financial results. The amended guidance also requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014. The adoption of the guidance did not have a material impact on our financial condition or results of operations.

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

In April 2015, the FASB issued ASU No. 2015-03 which modifies the requirements for reporting debt issuance costs. Under the amendments in ASU No. 2015-03, debt issuance costs related to a recognized debt liability will no longer be recorded as a separate asset, but will be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU No. 2015-03. ASU No. 2015-03 shall be applied retrospectively for periods beginning on or after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

3.	Acquisitions

We did not acquire any assets during the three months ended March 31, 2015.

During the year ended December 31, 2014, we completed two acquisitions. On December 16, 2014, the Operating Partnership, through a special purpose entity, or the Purchasing Entity, controlled by the Operating Partnership, closed on a purchase and sale agreement, or PSA, entered into on July 23, 2014 by and between FRS Carnegie Plaza, L.L.C., or the Seller, and United Realty Partners, LLC, or URP, an entity controlled and indirectly owned by our chief executive officer and secretary, and further assigned to the Operating Partnership through an assignment and assumption agreement on September 19, 2014, which was further assigned at closing to the Purchaser Entity. The Seller does not have a material relationship with us and the transactions with Seller described herein are not affiliated transactions. Under the PSA, the Purchaser Entity, through a property-owning special purpose entity, or the SPE, acquired the fee simple interest in a commercial property located at 7 Carnegie. This acquisition was accounted for as an asset acquisition.

The purchase price for the 7 Carnegie was approximately $9.3 million, exclusive of closing costs, escrows and fees paid to the Advisor. Closing costs were approximately $0.4 million and escrows were approximately $1.0 million of which $0.4 million was funded in 2015. Fees paid to the Advisor were approximately $0.3 million. We funded the acquisition as follows: (i) $5.5 million with a new first mortgage loan secured by the Property; (ii) cash from the Operating Partnership of approximately $2.1 million; (iii) closing credits of $1.2 million; and (iv) a $1.8 million mezzanine loan secured by a security interest in the SPE’s right, title and interest in 7 Carnegie.

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

On December 11, 2014, OP entered into an agreement with a third-party investor, or Investor, whereby, subject to various terms and conditions, in return for a $1.25 million investment in a sub-leasehold obligation associated with Parkway, the Investor would receive annual lease payments starting at $106,250 and increasing by 2% per annum. The lease terminates on July 30, 2049, but may be terminated after three years at the option of the Investor. In March 2015, another Investor invested $250,000 in this sub-leasehold obligation. This is recorded as sub-leasehold obligation on our consolidated balance sheets.

The financial information set forth below summarizes our preliminary purchase price allocations for the property acquired during the nine months ended March 31, 2015 (in thousands).

	7 Carnegie	Parkway
ASSETS
Land	$1,860	$2,815
Building and improvements	7,440	9,383
Acquired in-place lease costs	—	2,440
Above market lease value	—	51
Assets acquired	9,300	14,689
Below market lease value	—	154
Liabilities assumed	—	154
Purchase price allocation	$9,300	$14,535

Pro Forma Financial Information (Unaudited)

The pro forma financial information set forth below is based upon our historical consolidated statements of operations for the three months ended March 31, 2014, adjusted to give effect to the acquisition of Parkway as if it had closed on January 1, 2014.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred on January 1, 2014, nor does it purport to represent the results of future operations (in thousands):

Three Months Ended
March 31, 2014
Statement of operations:
Revenue	$1,190
Property operating and other expenses	(412)
Interest expense and amortization of deferred finance costs	(466)
Depreciation and amortization	(343)
Net loss	(31)
Net income attributable to non-controlling interests	(143)
Net loss attributable to United Realty Trust Incorporated	$(174)

4.	Mortgage Notes Payable

On March 29, 2013, the Tilden Hall joint venture, or Tilden Hall JV, obtained a first mortgage loan, or the Doral Loan, from Doral Bank in an amount equal to $14.5 million to provide the acquisition funding for Tilden Hall. The Doral Loan has an initial five-year term ending on April 30, 2018 and provides Tilden Hall JV with the option to extend the maturity date to April 30, 2023. The Doral Loan bears interest at a per annum fixed rate of 5.0% and is secured by a mortgage on Tilden Hall. During the extended term, the interest rate will be reset based on a rate of 250 basis points spread over the 5 year Federal Home Loan Bank of New York Advanced Rate, with a minimum floor rate to be not less than the initial interest rate.

On August 2, 2013, the 14 Highland joint venture, or 14 Highland JV, obtained a first mortgage loan, or the Carver Loan, from Carver Bank in an amount equal to $1.5 million to provide the acquisition funding for 14 Highland. The Carver Loan has an initial five-year term ending on September 5, 2018 and provides the 14 Highland JV with the option to extend the maturity date to September 5, 2023. The Carver Loan bears interest at a per annum fixed rate of 4.25% and is secured by a mortgage on 14 Highland. During the extended term, the interest rate will be a fixed rate equal to the greater of: (i) 4.50% per annum; or (ii) the Wall Street Journal’s Prime Rate in effect within three (3) business days prior to September 5, 2018, plus 2.00% per annum.

On May 21, 2014, we closed on a first mortgage loan, or the Starwood Loan, from Starwood Mortgage Capital, LLC in an amount equal to $10.3 million, to provide the acquisition funding for Parkway. The Starwood Loan bears interest at 4.788% with a maturity date of June 6, 2024. We are required to make initial monthly interest-only payments for 24 months following the closing of the loan and thereafter payments of principal and interest over a 30-year amortization period. The Starwood Loan is secured by a mortgage on Parkway, is guaranteed by the Company, and may be accelerated only in the event of a default. We may prepay all or any portion of the principal amount without a prepayment penalty under a defeasance clause in the loan.

On December 16, 2014, we closed on a first mortgage loan from UBS Real Estate Securities, Inc. with a principal amount of $5.5 million, or the UBS Loan, to provide acquisition funding for the acquisition of 7 Carnegie. The UBS Loan bears interest at a rate of 4.25% per annum and matures on January 6, 2020. We are required to make initial monthly interest-only payments for 12 months in an amount equal to approximately $19,479 per month and thereafter payments of principal and interest over a 25-year amortization period in an amount equal to approximately $29,796 per month. The UBS Loan is secured by a mortgage on the 7 Carnegie property, is guaranteed by us, and may be accelerated only in the event of a default.

On December 16, 2014, we also closed on a mezzanine loan from the 7 Carnegie Plaza seller with a principal amount of $1.8 million, or the Mezzanine Loan, to provide additional acquisition funding for the acquisition of 7 Carnegie. The Mezzanine Loan bore interest at an initial rate of 6% per annum, which would have increased to a rate of 8% per annum on March 31, 2015. Interest would have accrued but would not have been payable until January 6, 2020, when all principal and accrued interest would have become due and payable. The Mezzanine Loan was secured by a security interest in 7 Carnegie, guaranteed by us, and could be accelerated only in the event of a default. We were able to prepay all or any portion of the principal amount under the Mezzanine Loan without penalty. Pursuant to a side letter, or the December Side Letter, entered into in connection with the Mezzanine Loan between and among the Seller, the SPE and W.A. Lloyd, LLC, or WAL, a limited liability company controlled by Jacob Frydman, our chairman and chief executive officer, if the SPE did not prepay the principal amount of the Mezzanine Loan by February 28, 2015, the Seller would have been entitled to excess cash flow under the UBS Loan and WAL would have been required to contribute, as additional collateral for the Mezzanine Loan, a separate property, or the WAL Property, unconnected to 7 Carnegie and located in New York owned and owned controlled by WAL. On March 25, 2015, pursuant to a letter agreement between and among the Seller, the SPE and WAL, we repaid the Mezzanine Loan, and the obligations of the parties under the December Side Letter were satisfied, by providing the Seller the following consideration: (i) $1.0 million in cash; (ii) execution of a new promissory note, or the New Note, by the SPE in favor of the Seller in the amount of $767,960 which bears interest at a rate of 6% per annum and matures on September 24, 2015; (iii) a guaranty, or the WAL Guarantee, of the obligations under the New Note by WAL; (iv) a mortgage by WAL of the WAL Property to secure the WAL Guarantee; and (v) a release of a note given by an affiliate of the Seller in favor of us on February 4, 2015 in the amount of $60,959.34.

The mortgage notes payable include certain restrictions and covenants which may limit, among other things, the incurrence of liens, and which require, among other things, compliance with, financial ratios relating to, among other things, minimum amount of debt service coverage, minimum amount of fixed charge coverage, maximum amount of debt to value and minimum level of net income. We were in compliance with all covenants at March 31, 2015.

The principal maturity of mortgage notes payable during the next five years and thereafter is as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Total
2015	$200	$768	$968
2016	479	—	479
2017	580	—	580
2018	388	14,676	15,064
2019	310	—	310
Thereafter	865	13,847	14,712
Total	$2,822	$29,291	$32,113

5.	Capitalization

Under our charter, we have the authority to issue 200,000,000 Common Shares and 50,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On November 17, 2011, the Sponsor purchased 18,182 Common Shares for total cash consideration of $200,000 to provide our initial capitalization. On November 25, 2011, for $50,000, the Sponsor purchased 500,000 shares of preferred stock, subsequently exchanged for 500,000 sponsor preferred shares, or Sponsor Preferred Shares, which are convertible into Common Shares upon the terms and subject to the conditions set forth in our charter, and which have a preference upon our liquidation, dissolution or winding up as described below. Upon our liquidation, dissolution or winding up, the Sponsor will receive a preference in the amount of 15% of any excess of the net sales proceeds from the sale of all the assets in connection with such liquidation, dissolution or winding up over the amount of Invested Capital, as defined in our charter, plus a cumulative non-compounded pre-tax annual return to holders of Common Shares of 7% on Invested Capital. Our board of directors is authorized to amend our charter from time to time, without the approval of the stockholders, to increase or decrease the aggregate number of authorized shares of capital stock or the number of shares of any class or series that we have authority to issue. As of March 31, 2015, there were 2,306,849 Common Shares outstanding.

6.	Stock Incentive Plan

The Plan, as outlined in the prospectus, provides for the grant of equity incentive awards to our independent directors, officers and employees, employees of the Advisor and other affiliates and consultants. The aggregate number of Common Shares that may be issued or used for reference purposes or with respect to which awards may be granted under the Plan shall not exceed the lesser of five percent (5%) of Common Shares outstanding on a fully diluted basis at any time and 5,000,000 Common Shares, which may be either authorized and unissued Common Shares or Common Shares held in or acquired for the treasury of the Company or both. The vesting period of stock-based awards will be determined by our compensation committee. During the three months ended March 31, 2014, we granted 13,342 Common Shares under the Plan all of which were fully vested as of March 31, 2014. Of the 13,342 Common Shares granted, all were granted to employees of an affiliate of ours and to an independent consultant for services provided to us. These Common Shares were recorded as a reduction to a liability due to an affiliated entity. During the three months ended March 31, 2014, we expensed $18,000 related to a 2013 grant.

During the three months ended March 31, 2015, we issued 1,970 common shares pursuant to employment agreements our Advisor has with certain of its employees and recorded $19,109 of compensation related expense.

In May 2014, in connection with an employment agreement, we granted 50,000 stock options at a strike price of $9.50 per Common Share. The stock options must be exercised within two years of the grant date. We recorded $4,156 of compensation expense during the three months ended March 31, 2015 related to these stock options. These stock options were excluded from earnings per share as they were anti-dilutive.

7.	Related Party Arrangements

We executed an advisory agreement with the Advisor and a property management agreement with URA Property Management LLC, or the Property Manager, an affiliate of the Sponsor. Effective September 20, 2013, we executed a dealer manager agreement with Cabot Lodge Securities, LLC, the Dealer Manager or CLS, a Delaware limited liability company and member of the Financial Industry Regulatory Authority, Inc., or FINRA, that does business as United Realty Securities and that is indirectly owned by the Sponsor. Prior to September 20, 2013 we had a dealer manager agreement with an unaffiliated party which had a soliciting dealer agreement with CLS. These agreements entitle the Advisor, the Dealer Manager, and the Property Manager to specified fees upon the provision of certain services with regard to the offering and the investment of funds in real estate properties and real estate-related investments, among other services, as well as reimbursement of organization and offering expenses incurred by the Advisor and the Dealer Manager on our behalf (as discussed in Note 2) and certain costs incurred by the Advisor in providing services to us. We have engaged and may engage from time to time, United Realty Partners LLC, or URP, an entity controlled and indirectly owned by our chief executive officer and secretary, to provide brokerage services, services in connection with the origination or refinancing of debt, or advice in connection with joint venture opportunities and equity financing opportunities for our properties.

As of March 31, 2015, we had a receivable due from the Advisor of $5.3 million as well as deferred offering costs of $4.2 million.

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by us for the three months ended March 31, 2015 and 2014 and any related amounts payable as of March 31, 2015 and December 31, 2014.

	Incurred
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Payable as of
			March 31, 2015	December 31, 2014
Expensed
Property Management fees	$61,820	$33,498	$—	$—
Oversight Fees	720	716	—	—
Asset Management fees	88,421	47,625	—	—

8.	Distributions

The Operating Partnership’s limited partnership agreement generally provides that the Operating Partnership will distribute cash available for distribution to the partners of the Operating Partnership in proportion to each such partner’s holding of GP Units and/or OP Units, as such terms are defined in the Operating Partnership’s limited partnership agreement at the times and in the amounts as determined by us, as the general partner. During the three months ended March 31, 2015, we distributed $227,110 in cash and $168,769 in Common Shares through the DRIP.

9.	Economic Dependency

We are dependent on the Advisor or its affiliates for certain services that are essential to us, including the sale of the Common Shares, asset acquisition, management and disposition decisions and other general and administrative responsibilities. If the Advisor and its affiliates are unable to provide such services, we would be required to find alternative service providers.

10.	Subsequent Events

We have reviewed all activity from April 1, 2015 to the date the financial statements were issued and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements.

In April 2015, our sub-leasehold obligation increased by $140,000 as a result of a new third party investment therein.

Between April 1 and May 19, 2015, we sold 91,657 Common Shares, raising approximately $1.1 million in net proceeds for us.

In February 2015, we had advanced $100,000 in cash (the “Initial Deposit”) to United Realty Funds Management, LLC (“Funds Management”), an entity wholly owned and controlled by Jacob Frydman, our chairman and chief executive officer, to allow it to make a soft deposit required by the purchase and sale agreement entered into on January 29, 2015 (the “PSA”) between Lippincott Real Estate Associates, LLC (the “Seller”) and Funds Management pursuant to which Funds Management had the right to acquire the property located at 402 and 404 Lippincott Drive, Marlton, NJ (the “Lippincott Property”). On March 4, 2015, Funds Management assigned its rights and obligations under the PSA to UR Lippincott, DST (“Lippincott DST”), a Delaware statutory trust sponsored and controlled by Funds Management.

On May 15, 2015, Lippincott DST closed the purchase of the Lippincott Property pursuant to an assignment of the PSA for $11.75 million, exclusive of closing costs and escrows as well as fees to be paid to Funds Management, and we, through our operating partnership, entered into a Purchase Agreement with Funds Management to purchase a 5% beneficial interest in the $7.3 million in equity of the Lippincott DST for $365,000, of which $100,000 was deemed to have been previously paid through the advance of the Initial Deposit. The Lippincott Property is a 53,100 square foot commercial building that is leased to a healthcare management service provider under a net lease agreement which expires on December 31, 2024. The annual rent for 2015 is $1,088,550 and the rent is subject to annual increases of $0.50 per square foot per annum until the lease expiration.

On May 19, 2015, an undeveloped land parcel located on Route 9W, Ulster County, NY (“Route 9W”), consisting of approximately 11 acres of land a property owned and controlled by an affiliate of our chairman and chief executive officer, was deeded to our Advisor, which immediately deeded it to us. Our preliminary estimate of the value of Route 9W is $2.5 million based on a 2008 appraisal, but this estimate is preliminary and subject to change. The ultimate value ascribed to Route 9W will be based on a new third-party appraisal, which we expect will be completed by June 30, 2015. If the third-party appraisal is less than $2.5 million, we will adjust the value at that time and our Advisor has agreed to pay us an amount in cash equal to the difference. If the third-party appraisal is greater than our current estimate, we do not owe our Advisor any additional amounts.

During the period from January 1, 2014 to May 19, 2015, we advanced funds to the Advisor and its affiliates upon the receipt of invoices for their operating and acquisition expenses and recorded the amounts advanced as due from affiliates on our balance sheets.

As of May 19, 2015, our Advisor owed us approximately $5.6 million, including interest which accrued at the rate of 1.5% per annum, in repayment of advances we had made to the Advisor to pay operating expenses and acquisition expenses.

Subsequently, our Advisor took steps to satisfy its obligation to repay these advances to us by: (i) crediting of the Initial Deposit towards our purchase of a $365,000 beneficial interest in the Lippincott DST; (ii) assigning us all right, title and interest to Route 9W; (iii) making a $200,000 cash payment to us; and; (iv) arranging for the execution of a promissory note in favor of the Company in the amount of approximately $2.7 million by a non-affiliated third party. This promissory note is due on demand, is guaranteed by the Advisor and bears interest at a rate of 1.5% per annum.

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

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q, or this Quarterly Report, that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events of our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements included in this Quarterly Report are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have limited operating history and, as of March 31, 2015, our assets totaled approximately $61.9 million;
•	our ability to raise capital in our continuous initial public offering, or IPO;
•	our ability to deploy effectively the proceeds we raise in our offering of shares of common stock, par value $0.01 per share, or Common Shares;
•	changes in economic conditions generally and the real estate market specifically;
•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);
•	the availability of credit;
•	interest rates; and
•	changes to generally accepted accounting principles in the United States, or GAAP.

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed on any forward-looking statements included herein. All forward-looking statements are made as of the date this Quarterly Report is filed with the Securities and Exchange Commission, or the SEC, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made herein, whether as a result of new information, future events, changed circumstances or any other reason.

All forward-looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014, as updated in this Quarterly Report.

Overview

We were formed in November 2011 for the purpose of investing primarily in a diversified portfolio of income-producing real estate properties and other real estate-related assets. We elected to qualify as a REIT commencing with our taxable year ended December 31, 2013. We conduct substantially all our investment activities and own all of our assets through the OP, of which we are the sole general partner and a limited partner and in which we held a 99.6% economic interest as of March 31, 2015. United Realty Advisors LP, a Delaware limited partnership, our Advisor, manages our day-to-day operations and our portfolio of properties and real estate-related assets.

On August 15, 2012, our Registration Statement was declared effective by the SEC. The Registration Statement covers our initial public offering of up to 120,000,000 Common Shares, consisting of up to 100,000,000 Common Shares in our primary offering on a “best efforts” basis and up to 20,000,000 Common Shares pursuant to our distribution reinvestment program, or DRIP.

On December 28, 2012, we received and accepted aggregate subscriptions in excess of the minimum of 200,000 Common Shares, broke escrow and issued Common Shares to our initial investors, who were admitted as stockholders. As of March 31, 2015 we had sold 2,376,578 Common Shares for gross offering proceeds of approximately $25.1 million and net offering proceeds of approximately $22.3 million.

As of March 31, 2015, we owned a 69.2% interest in a joint venture that owns a residential property located at 2520 Tilden Avenue in Brooklyn, New York, or Tilden Hall, a 14.6% interest in a joint venture that owns a residential property known as 14 Highland Ave., Yonkers, New York, or 14 Highland, a medical building located at 945 82nd Parkway, Myrtle Beach, SC, or Parkway and an office building located at 7 Carnegie Plaza, Cherry Hill, NJ, or 7 Carnegie. In addition, as of March 31, 2015, we owned a 76.7% interest in a joint venture that owns a mortgage note secured by properties located at 58 and 70 Parker Avenue, in Poughkeepsie, NY, or Parker.

Critical Accounting Policies

Our accounting policies have been established to conform with GAAP and in conjunction with the rules and regulations of the SEC. We consider these policies critical because they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC. In addition, refer to Note 2 of our consolidated financial statements for a discussion of additional accounting policies.

Recent Accounting Pronouncements

See Note 2 to the accompanying consolidated financial statements.

Results of Operations

Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014

As of March 31, 2015, we owned interests in four properties and one mortgage note receivable. At March 31, 2014, we owned interests in two properties which we acquired in March 2013, and one mortgage note receivable.

	Three Months Ended
	March 31, 2015	March 31, 2014	Change
Revenues
Base rents	$1,300,361	$722,704	$577,657
Recoveries from tenants	269,285	79,935	189,350
Other	481	700	(219)
Total revenues	1,570,127	803,339	766,788

Operating expenses
Property operating	300,899	141,778	159,121
Real estate taxes	212,168	92,548	119,620
General & administrative expenses	559,494	84,683	474,811
Depreciation and amortization	462,375	270,589	191,786
Acquisition transaction costs	17,500	845	16,655
Total operating expenses	1,552,436	590,443	961,993

Operating income	17,691	212,896	(195,205)
Non-operating expenses
Interest expense	(486,696)	(195,184)	(291,512)
Amortization of deferred financing costs	(114,191)	(26,576)	(87,615)

Net loss	$(583,196)	$(8,864)	$(574,332)

Rental Income

Rental revenue, which consists of base rents and recoveries from tenants, increased approximately $0.8 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase in rental income was driven primarily by increases in base rent and recoveries from tenants due to our acquisition of Parkway in May 2014 and 7 Carnegie in December 2014.

Property Operating Expenses and Real Estate Taxes

Property operating expenses and real estate taxes increased approximately $0.2 million and $0.1 million, respectively, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Property operating expenses consist primarily of asset management fees paid to our Advisor, property insurance and utilities. The increase in these expenses was driven primarily by our acquisition of Parkway in May 2014 and 7 Carnegie in December 2014.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2015 amounted to approximately $0.6 million compared to approximately $0.1 million during the three months ended March 31, 2014. General and administrative expenses consist primarily of professional fees, director fees and insurance costs. The increase in these expenses primarily relate to increased legal and director fees due to ongoing litigation.

Depreciation and Amortization Expense

Depreciation and amortization expense increased approximately $0.2 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. Depreciation and amortization expense is driven by the timing of real estate acquisitions. The increase in these expenses was driven primarily by our acquisition of Parkway in May 2014 and 7 Carnegie in December 2014.

Acquisition Transaction Costs

Acquisition transaction costs for the three months ended March 31, 2015 amounted to approximately $17,500 which were incurred in connection with a potential acquisition. There were $845 in acquisition transaction costs for the three months ended March 31, 2014.

Interest Expense

Interest expense increased approximately $0.4 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This increase is driven primarily by the financing costs associated with the acquisition of Parkway and 7 Carnegie and the short duration over which the 7 Carnegie mezzanine loans expenses were amortized over.

Deferred Organization and Offering Expenses

We will advance funds to the Advisor to pay its organization and offering expenses to the extent the Advisor does not have the funds to pay such expenses. The Advisor will reimburse us for organization and offering expenses advanced which are in excess of 2% of the total offering price paid by investors (including proceeds from sale of Common Shares, plus applicable selling commissions and dealer manager fees paid by purchasers of Common Shares). On December 28, 2012, we broke escrow, at which time organization and offering expenses advanced by the Advisor became a liability of ours, subject to the 2% limitation noted above. Between November 25, 2011 and March 31, 2015, we paid $4,675,735 of offering costs of which $511,693 was recorded to additional paid-in capital and $4,171,034 was recorded to deferred offering costs in the accompanying consolidated balance sheets. We will reclassify amounts from deferred offering costs to additional paid-in capital based on 2% of the total offering price paid by investors. Amounts paid by us in excess of the 2% limitation at the end of the offering will be reimbursed by the Advisor. As of March 31, 2015, the Advisor had incurred an additional $11.9 million of organization and offering expenses, of which $466,211 was billed and paid to the Advisor at March 31, 2015. Effective January 1, 2015, the Advisor will no longer be allocating organization and offering expenses to us.

Liquidity and Capital Resources

We are dependent upon the net proceeds from our IPO to conduct our proposed operations. We have obtained and will continue to obtain the capital required to purchase properties and other investments and conduct our operations from the proceeds of our IPO and any future offerings we may conduct, including the issuance of limited partnership interests in the OP, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations.

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

We expect to repay our other near term debt obligations out of proceeds from our IPO on their maturity dates.

Net Cash Flows

Net cash flows used in operating activities amounted to $3.5 million during the three months ended March 31, 2015 compared to net cash of $0.6 million provided by operations during the three months ended March 31, 2014. This was driven primarily by the increase in funds used to pay operating expenses on behalf of the Advisor.

Investing Activities

Net cash flows used for investing activities amounted to approximately $0.5 million during the three months ended March 31, 2015 compared to net cash used in investing activities of $0.3 million during the three months ended March 31, 2014. The increase was primarily driven by the funding of additional escrow accounts under our loan agreements.

Financing Activities

Net cash flows provided by financing activities amounted to approximately $4.0 million for the three months ended March 31, 2015 compared to the use of $0.4 million for the three months ended March 31, 2014. This $4.4 million increase was primarily driven by the following (in millions):

Net proceeds from the sale of our Common Shares, net of registration expenditures and repurchases	$4.6
Financing proceeds	1.0
Loan repayments	(1.9)
Deferred offering costs	0.8
Distributions	(0.1)
Total change in cash provided	$4.4

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

Distribution Policy

To maintain our qualification as a REIT, we generally are required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. We expect that our board of directors will authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. We expect to continue paying distributions monthly unless our results of operations, our general financial condition, general economic conditions or other factors make it imprudent to do so. The timing and amount of distributions will be determined by our board and will be influenced in part by its intention to comply with REIT requirements of the Internal Revenue Code of 1986, as amended, or the Code, we have not established a minimum distribution level and our charter does not require that we make distributions to our stockholders.

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

The following table shows the sources for the payment of distributions to common stockholders for the periods presented:

	Three months ended
	March 31, 2015
Distributions:		Percentage of Distributions
Distributions paid in cash	$227,110	57.4%
Distributions reinvested	168,769	42.6
Total distributions	$395,879	100.0%

Source of distribution coverage:
Cash flows provided by operations	$—	—%
Common Shares issued under the DRIP	168,769	42.6
Proceeds from issuance of Common Shares	227,110	57.4
Total sources of distributions	$395,879	100.0%

Cash flows used in operations (GAAP basis)	$(3,450,912)
Net loss attributable to stockholders (in accordance with GAAP)	$(724,684)

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from November 8, 2011 (date of inception) through March 31, 2015:

For the Period from November 8, 2011 (date of inception) to
March 31, 2015
Distributions paid:
Common stockholders in cash	$831,978
Common stockholders pursuant to DRIP/offering proceeds	641,167
Total distributions paid	$1,473,145

Reconciliation of net loss:
Revenues	$8,289,870
Acquisition and transaction related	(2,143,433)
Depreciation and amortization	(2,683,346)
Other operating expenses	(5,236,662)
Other non-operating expenses	(3,023,162)
Net loss (in accordance with GAAP) (1)	$(4,796,733)

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

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

As of March 31, 2015, we had approximately $34.6 million of mortgage notes and preferred loans payable. Once we have fully invested the proceeds of our IPO, assuming we sell the maximum amount, we expect that our portfolio-wide loan-to-value ratio (calculated after the close of our IPO) will be approximately 65%. For purposes of calculating our 65% target leverage, we will determine the loan-to-value ratio on our portfolio based on the greater of the aggregate cost and the fair market value of our investments and other assets. There is no limitation on the amount we may borrow for the purchase of any single asset. Our charter allows us to incur leverage up to 300% of our total “net assets” (as defined by our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. We may only exceed this 300% limit with the approval of a majority of our independent directors.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2015.

Contractual Obligations

The following table presents the principal and interest amounts of our long-term debt maturing each year, including amortization of principal based on debt outstanding at March 31, 2015 (in thousands):

Contractual obligations:	2015	2016	2017	2018	2019	Thereafter		Total
Mortgage notes payable	$968	$479	$580	$15,064	$310	$14,712		$32,113
Preferred loans payable	500	—	—	—	—	1,956	(1)	2,456
Sub-leasehold obligation	96	130	1,857	—	—	—		2,083
Estimated interest expense	1,150	1,485	1,455	967	695	2,024		7,776
Total	$2,714	$2,094	$3,892	$16,031	$1,005	$18,692		$44,228

(1)	This preferred loan is callable upon 30 days notice.

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. We have used, and will continue to use the proceeds raised in our IPO to acquire properties, and we intend to begin the process of achieving a liquidity event (i.e., listing of our Common Shares on a national exchange, a merger or sale of the Company or another similar transaction) within six to nine years of the completion of our IPO. Thus, we will not continuously purchase assets and have a targeted exit strategy. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or IPA, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is stabilized. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our IPO has been completed and our portfolio has been stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our IPO and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our IPO has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.

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

The table below provides a reconciliation of net loss with GAAP to FFO and MFFO for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
Net loss	$(583,196)	$(8,864)
Net income attributable to non-controlling interests	141,488	143,214
Net loss and comprehensive loss attributable to United Realty Trust Incorporated	(724,684)	(152,078)
Plus: Real property depreciation	302,870	163,096
Amortization of deferred leasing costs	159,505	107,492
FFO	$(262,309)	$118,510

Add: Acquisition transaction costs (1)	17,500	845
Add: Amortization of Above/below-market rent and straight line rent receivable (2)	(59,272)	14,306
MFFO	$(304,081)	$133,661

Net cash provided by (used in):
Operating activities	$(3,450,912)	$596,065
Investing activities	$(501,888)	$(290,499)
Financing activities	$3,955,393	$(402,514)

(1)	In evaluating investments in real estate, management differentiates the costs incurred to acquire the investment from the on-going operational revenue and costs of the investment. Such information would only be comparable for non-listed REITs that have completed their acquisition activity and have similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information for comparison of each type of real estate investment and is consistent with management’s analysis and evaluation of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and are included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment. Some intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate portfolio.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

As of March 31, 2015, our debt consisted of fixed-rate secured mortgage loans payable, with a carrying value of $32.1 million, which approximated the fair value at March 31, 2015. Changes in market interest rates on our fixed-rate debt impact the fair value of the loans, but have no impact on interest incurred or cash flow. For instance, if interest rates increase 100 basis points and our fixed-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2015 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $1.6 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $1.4 million. These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of March 31, 2015, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

As required by paragraph (b) of Rule 13a-15 and Rule 15d-15 under the Exchange Act, our chief executive officer and chief financial officer, together with other members of our management, after conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act), concluded that our disclosure controls and procedures were not effective as of March 31, 2015 due to the material weakness described below.

Commencing in January 2014 and continuing through May 2015, the Company exceeded the authority granted to it under its charter when it advanced funds to the Advisor and its affiliates. During May 2015, our management identified a material weakness in our entity level controls and procedures related to making these advances to affiliated entities during the period from January 2014 through May 2015. Accordingly, management reevaluated its previous conclusions on the effectiveness of our entity level controls and procedures as of each reporting period during the year ended December 31, 2014 and determined that this material weakness had also existed as of those dates. As discussed in Note 10 to the consolidated financial statements, following the identification of this material weakness in May 2015, the Advisor and its affiliates and the Company took steps such that the Company is no longer advancing funds to the Advisor and its affiliates.

Changes in Internal Control over Financial Reporting

Subsequent to March 31, 2015, in order to prevent the occurrence of such entity level control failure, we have implemented additional levels of review and approval to ensure we are operating in compliance with our charter. There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

As of March 31, 2015, neither the Company nor the Operating Partnership was involved in any material litigation nor, to management’s knowledge, was any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

Certain limited partner investors in our advisor, United Realty Advisors LP, have filed a derivative action, which was most recently amended in February 2015, on behalf of United Realty Advisors LP, in the Supreme Court of the State of New York for New York County. The derivative action alleges various causes of action against, among others, each of our directors individually, URTI GP, LLC, Prime United Holdings, LLC, Cabot Lodge Securities, LLC, other affiliated parties and certain third parties and seeks to enjoin the proposed sale of the retail brokerage operation and customer accounts of Cabot Lodge Securities, LLC to such third parties. Although our advisor and sponsor believe that the action is effectively moot as the proposed sale transaction has been terminated and that the plaintiffs lack standing, the derivate action alleges, among other things, that our company will suffer irreparable injury if an injunction is not granted and includes, among other causes of action, the breach of fiduciary duties owed to our advisor by Mr. Frydman and URTI GP, LLC, the aiding and abetting of such breach by our other directors, gross negligence, unjust enrichment and breach of the limited partnership agreement governing our advisor. There can be no assurance as to the outcome of litigation or the possible impact of the litigation on our company, our advisor or our sponsor. Our advisor and sponsor believe that depositions recently taken of all five plaintiffs reveal that the plaintiffs have no basis for the alleged claims made, and they also believe that the allegations in the derivative action are false and that the claims therein are without merit. Each of our advisor, our sponsor and our independent directors filed motions to dismiss the action. On May 5, 2015, this complaint against the independent directors was dismissed in full.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014 other than as disclosed below:

The offer and sale of Common Shares to certain shareholders may be deemed to have violated federal securities laws, and, as a result, those shareholders may have the right to rescind their original purchase of those securities.

During the period from January 15, 2015, the NAV pricing start date, through May 8, 2015, which we refer to as the Period, we offered and sold Common Shares at a price per Common Share based on NAV while our post-effective amendments containing information about the price per Common Share in our primary offering being based on NAV were on file with the SEC but had not been declared effective. The offer and sale of Common Shares at a price based on NAV during the Period may have been in violation of the rules and regulations under the Securities Act and the interpretations of the SEC. If a violation of the Section 5 of the Securities Act did in fact occur, anyone who purchased Common Shares during the Period at a price based on NAV would have a right to rescind the purchase. The Securities Act generally requires that any claim brought for a violation of Section 5 of the Securities Act be brought within one year of the violation. If all the shareholders who purchased Common Shares at a price based on NAV during the Period demanded rescission within that one-year period, we would be obligated to repay approximately $2,595,815.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On August 15, 2012, we commenced our IPO on a “best efforts” basis of up to 100.0 million Common Shares. The IPO is being conducted by United Realty Securities, our Dealer Manager, a division of Cabot Lodge Securities, LLC, a Delaware limited liability company and a member of FINRA that is indirectly owned by our Sponsor. Prior to January 15, 2015, we offered the Common Shares at a price of $10.45 per Common Share and subsequent to January 15, 2015, we began offering the Common Shares at a price of $13.90 per Common Share (a price that represents our NAV per Common Share of $12.51 per share plus the maximum allowable dealer manager fees and selling commissions), in each case subject to certain volume and other discounts, pursuant to the Registration Statement on Form S-11 (Reg. No. 333-178651), or the Registration Statement, filed with the SEC under the Securities Act. The per share purchase price of Common Shares is based on NAV divided by the number of Common Shares outstanding as of the end of business each day after giving effect to any share purchases or redemptions effected on such day. On January 15, 2014 and on every business day during the period from January 15, 2014 to March 31, 2015, the price per Common Share in our primary offering has been $13.90 because our NAV per Common Share has been equal to $12.51. Our NAV is calculated daily, however, and there can be no assurance that it will not vary in the future. The maximum number of Common Shares to be sold in the primary offering registered on the Registration Statement is 100,000,000. The Registration Statement also covers up to 20.0 million shares available pursuant to our DRIP, under which our stockholders may elect to have their distributions reinvested in additional Common Shares at the greater of our NAV per Common Share and 95% of the fair market value per Common Share.

On March 31, 2015, in connection with our Advisor’s agreement with our chief financial officer, Steven Kahn, who was then an accredited investor, received from the Company a grant of 433 Common Shares valued at a price of $9.41 per share, the offering price of Common Shares net of selling commissions and dealer manager fees as of December 31, 2014, the time the grant was required to be made under the agreement. The Common Shares were offered and sold pursuant to an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder.

On February 6, 2015, in connection with his resignation as an executive officer and director of the Company, Richard J. Vitale, who was then an accredited investor, received from the Company a grant of 1,527 Common Shares valued at a price of $12.51 per share, the offering price of Common Shares net of selling commissions and dealer manager fees at the time of grant. The Common Shares were offered and sold pursuant to an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder.

As of March 31, 2015 we had 2,306,849 Common Shares outstanding. As of March 31, 2015, we had received gross offering proceeds of approximately $25.1 million and net offering proceeds of $22.3 million from the sale of Common Shares, including pursuant to our DRIP. For the three months ended March 31, 2015, we had incurred selling commissions and dealer manager fees and other organization and offering costs in the amounts set forth below.

See “Item 1A. Risk Factors. The offer and sale of Common Shares to certain shareholders may be deemed to have violated federal securities laws, and, as a result, those shareholders may have the right to rescind their original purchase of those securities.”

The following table reflects the offering costs associated with this issuance of Common Shares.

Three Months Ended
March 31, 2015
Selling commissions and dealer manager fees	$656
Other offering costs	83
Total offering costs	$739

The Dealer Manager re-allowed all the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and re-allowed related to the sale of Common Shares.

Three Months Ended
March 31, 2015
Total commissions incurred from the Dealer Manager	$656
Less:
Commissions to participating broker-dealers	(452)
Reallowance to participating broker-dealers	—
Net to the Dealer Manager	$204

As of March 31, 2015, we have incurred $2.8 million of cumulative offering costs in connection with the issuance and distribution of Common Shares. Net offering proceeds of $22.3 million exceeded cumulative offering costs by $19.5 million as of March 31, 2015.

Cumulative offering costs of $2.8 million include $2.3 million incurred from our dealer manager for Dealer Manager fees and commissions and $0.5 million from our Advisor.

We expect to use substantially all the net proceeds from our IPO to invest primarily in interests in real estate located in the United States, with a primary focus on the eastern United States and in markets that we believe are likely to benefit from favorable demographic changes, or that we believe are poised for strong economic growth.  As of March 31, 2015, we have used the net proceeds from our IPO to fund a portion of the purchase of four real estate-related investments with an aggregate purchase price of $49.6 million.

Share Repurchase Program

Our Common Shares are not listed on a national securities exchange and we will not seek to list our Common Shares until the time, if such time ever occurs, that our independent directors believe that the listing of our Common Shares would be in the best interest of our stockholders. Stockholders who have held their Common Shares for at least one year may make daily requests that we repurchase all or a portion (but at least 25%) of their Common Shares pursuant to our share repurchase program, but we may not be able to fulfill all repurchase requests. The repurchase price per Common Share on any business day will be 95% of our NAV per Common Share for that day, calculated after the close of business on the repurchase request day, without giving effect to any share purchases or repurchases to be effected on such day; provided, however, that while the primary offering is ongoing, in no event will the repurchase price exceed the then-current offering price under the primary offering. Our share repurchase program was adopted on August 15, 2012.

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

Our board of directors in its discretion may modify, suspend or terminate our share repurchase program for any reason.

The table below outlines the Common Shares we repurchased pursuant to our share repurchase program during the three months ended March 31, 2015.

	Total Number of Common Shares Repurchased	Average Price Paid per Common Share(2)	Total Number of Common Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
January 2015	693.5076	$11.88	—	(1)
February 2015	18,518.5101	11.88	—	(1)
March 2015	31,313.1171	11.88	—	(1)
	50,525.1348	$11.88	—	(1)

(1)	A description of the maximum number of Common Shares that may be repurchased under our share repurchase program is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Obligations.”

(2)	Represents 95% of our NAV per Common Share, which was $12.51 for every day in the period.

During the three months ended March 31, 2015, we received 13 requests to repurchase an aggregate of 87,034 Common Shares pursuant to our share repurchase program. During the three months ended March 31, 2015, we funded nine of these repurchase requests with respect to 50,525 Common Shares at an average price per share of $11.88 and one repurchase request for 1,119 Common Shares was withdrawn. Subsequent to March 31, 2015, we funded the remaining three repurchase requests, received during the three months ended March 31, 2015, with respect to 15,517 Common Shares at an average price per share of $11.88. We fund Common Share repurchases from cash flows from offering proceeds. As of the date of this filing and subsequent to March 31, 2015, we received three additional requests to repurchase 16,136 Common Shares.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

The summaries of the material terms of the transactions entered into between the Company, the Advisor and its affiliates and certain unaffiliated third parties entered into during May 2015 that are included in “Note 10. Subsequent Events” are incorporated by references into this Item 5 of this Form 10-Q in lieu of reporting such transactions pursuant to Items 1.01 and 2.03 of Form 8-K, as applicable. However, such summaries are not intended to be complete and are qualified in their entirety by reference to the applicable underlying agreements, copies of which will be filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

Item 6.	Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K listed on the Exhibit Index (following the signatures section of this Quarterly Report) are included herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Realty Trust Incorporated

Date: May 20, 2015	By:	/s/ Jacob Frydman
Jacob Frydman
Chief Executive Officer, Secretary and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 20, 2015	By:	/s/ Steven Kahn
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.20*	Side Letter dated as of December 16, 2014
10.21*	Letter Agreement dated as of March 25, 2015
10.22*	Demand Note dated March 31, 2015.
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	XBRL (eXtensible Business Reporting Language). The following materials from the United Realty Trust Incorporated Quarterly Report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations and Comprehensive Loss (unaudited), (iii) the Consolidated Statement of Equity (unaudited), (iv) the Consolidated Statements of Cash Flow (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited). As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

___________

* Filed herewith

