Form 10-Q
period 2015-06-30
United Realty Trust Inc
filed 2015-08-14
CIK 1536256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
☐ Yes  ☒ No

As of July 31, 2015 the registrant had 2,527,234 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED REALTY TRUST INCORPORATED

CONSOLIDATED BALANCE SHEETS

	June 30, 2015 (Unaudited)	December 31, 2014
ASSETS
Real estate investments:
Land	$12,157,115	$9,637,115
Building and improvements	34,378,164	34,378,164
	46,535,279	44,015,279
Less: accumulated depreciation	(1,929,774)	(1,331,162)
	44,605,505	42,684,117
Mortgage note receivable	1,500,000	1,500,000
Real estate investments, net	46,105,505	44,184,117
Cash and cash equivalents	219,835	333,919
Restricted cash	2,182,593	1,696,480
Prepaid expenses	330,036	333,822
Deposits on real estate	669,750	—
Investment in unconsolidated joint venture	527,813	—
Deferred offering costs	4,284,434	3,918,638
Due from affiliates	—	1,539,189
Tenant and other receivables, net	486,716	203,371
Note receivable	3,049,746	—
Deferred rent receivable	179,334	52,412
Other assets	93,960	51,087
Acquired lease intangible assets, net of accumulated amortization	2,727,985	2,966,329
Deferred charges, net of accumulated amortization	2,322,319	2,587,089
Total assets	$63,180,026	$57,866,453

LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable	$32,049,984	$33,212,742
Preferred loans payable	1,908,000	2,504,000
Sub-leasehold obligation	1,940,000	1,250,000
Acquired lease intangible liabilities, net of accumulated amortization	912,541	925,657
Tenant security deposits	831,907	832,318
Dividends and distributions payable	196,537	107,618
Deferred income	146,159	151,465
Due to affiliates	112,571	—
Accounts payable and accrued expenses	1,729,742	695,819
Total Liabilities	39,827,441	39,679,619

Commitments and contingencies	—	—

Equity:
Preferred stock, $0.01 par value 50,000,000 shares authorized; 500,000 shares issued and outstanding	50,000	50,000
Common stock, $0.01 par value 200,000,000 shares authorized; 2,476,529 and 1,721,142 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	24,766	17,211
Additional paid-in-capital	23,680,163	15,914,451
Accumulated deficit	(8,872,987)	(6,242,893)
Total United Realty Trust Incorporated stockholders’ equity	14,881,942	9,738,769
Non-controlling interests:
Non-controlling interests in consolidated joint ventures	8,435,027	8,435,027
Limited partners’ interest in Operating Partnership	35,616	13,038
Total non-controlling interests	8,470,643	8,448,065
Total equity	23,352,585	18,186,834
Total liabilities and equity	$63,180,026	$57,866,453

The accompanying notes to consolidated financial statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues
Base rents	$1,287,603	$862,921	$2,587,964	$1,585,626
Recoveries from tenants	254,557	192,749	523,842	272,683
Other	—	992	—	1,692
Total revenues	1,542,160	1,056,662	3,111,806	1,860,001

Operating expenses
Property operating	315,305	184,675	616,204	326,451
Real estate taxes	217,264	102,821	429,432	195,369
General & administrative expenses	579,033	108,973	1,138,527	193,656
Depreciation and amortization	462,375	341,831	924,750	612,421
Acquisition transaction costs	136,300	448,683	153,800	449,528
Total operating expenses	1,710,277	1,186,983	3,262,713	1,777,425

Operating income (loss)	(168,117)	(130,321)	(150,907)	82,576
Non-operating income (expenses):
Interest income	25,147	—	25,628	—
Interest expense	(511,002)	(319,314)	(997,698)	(514,498)
Amortization of deferred financing costs	(52,477)	(31,790)	(166,668)	(58,366)

Net loss	(706,449)	(481,425)	(1,289,645)	(490,288)

Non-controlling interests:
Net income attributable to non-controlling interests	(141,488)	(141,488)	(282,976)	(284,702)
Net loss and comprehensive loss attributable to United Realty Trust Incorporated	$(847,937)	$(622,913)	$(1,572,621)	$(774,990)

Net loss per common share:
Basic and diluted	$(0.35)	$(0.67)	$(0.70)	$(0.94)

Weighted average number of common shares outstanding
Basic and diluted	2,398,385	926,620	2,258,974	827,585

Distributions per share	$0.242	$0.19	$0.465	$0.38

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENT OF EQUITY

For the Six Months Ended June 30, 2015

(Unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Retained earnings (Accumulated	Non-controlling	Total
	Shares	Amount	Shares	Par Value	capital	deficit)	interests	Equity

Balance at December 31, 2014	500,000	$50,000	1,721,142	$17,211	$15,914,451	$(6,242,893)	$8,448,065	$18,186,834
Proceeds from the sale of common stock	—	—	793,221	7,933	9,231,159	—	—	9,239,092
Distributions paid to non-controlling interests	—	—	—	—	—	—	(282,976)	(282,976)
Shares issued under the stock incentive plan	—	—	1,970	20	23,254	—	—	23,274
Registration expenditures	—	—	—	—	(997,651)	—	—	(997,651)
Distributions declared	—	—	—	—	—	(1,057,473)	—	(1,057,473)
Issuance of shares under distribution reinvestment program	—	—	34,523	345	413,791	—	—	414,136
Redemption of common stock			(74,327)	(743)	(882,263)	—		(883,006)
Net (loss) income	—	—	—	—	—	(1,572,621)	282,976	(1,289,645)
Reallocation adjustment of limited partners’ interest	—	—	—	—	(22,578)	—	22,578	—
Balance at June 30, 2015	500,000	$50,000	2,476,529	$24,766	$23,680,163	$(8,872,987)	$8,470,643	$23,352,585

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Six Months Ended
	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,289,645)	$(490,288)
Adjustments to reconcile net loss to cash (used in) provided by operating activities
Depreciation and amortization	924,750	612,421
Amortization of deferred financing costs	166,668	58,366
Amortization of above/(below)-market rent	19,845	26,669
Amortization of restricted stock	—	36,000
Deferred rents receivable	(126,922)	(7,962)
Change in operating assets and liabilities
Restricted cash - operating	155,402	(356,464)
Prepaid expenses and other assets	(46,626)	187,809
Tenant and other receivables	(283,345)	181,708
Due to/from affiliates	(4,059,712)	124,438
Deferred income	(5,306)	—
Accounts payable and accrued expenses	1,033,923	275,429
Net cash (used in) provided by operating activities	(3,510,968)	648,126

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	—	(14,535,000)
Restricted cash - investing	(641,515)	(103,632)
Deposit on real estate	(769,750)	100,000
Investments in joint ventures	(265,000)	—
Distributions from joint venture	2,187	—
Net cash flows used in investing activities	(1,674,078)	(14,538,632)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	9,239,092	3,177,780
Registration expenditures	(997,651)	(346,920)
Redemption of common stock	(883,006)	(90,000)
Proceeds from mortgage notes payable	767,960	10,300,000
Principal repayments on mortgage notes payable	(1,930,718)	(121,752)
Proceeds from preferred loans payable	—	3,800,000
Principal repayment of preferred loans payable	(596,000)	—
Deferred financing and other costs	(15,525)	(477,632)
Deferred offering costs	(365,796)	(2,188,873)
Proceeds for sub-leasehold obligation	690,000	—
Distribution paid to noncontrolling interest	(282,976)	(284,702)
Distributions paid to common stockholders	(554,418)	(170,664)
Net cash provided by financing activities	5,070,962	13,597,237
Net decrease in cash and cash equivalents	(114,084)	(293,269)
Cash and cash equivalents at beginning of period	333,919	520,449
Cash and cash equivalents at end of period	$219,835	$227,180

Supplemental disclosure of cash activities:
Cash paid for interest	$993,235	$461,921

Supplemental disclosure of non-cash activities:
Acquisition of land	2,520,000	—
Investment in joint venture	265,000	—
Note receivable	3,049,746	—
Purchase accounting allocations:
Acquired lease intangible asset	------	2,490,807
Acquired lease intangible liability	------	154,125

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

UNITED REALTY TRUST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

At June 30, 2015, the Company owned a 99.6% economic interest in the Operating Partnership. At June 30, 2015, the unaffiliated non-controlling limited partners in the Operating Partnership held a 0.4% economic interest, or 9,091 OP Units, and the affiliated limited partner held 182 OP Units for a de minimis economic interest. The carrying amount of these OP Units is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The aggregate 2,485,802 OP Units outstanding at June 30, 2015 are economically equivalent to our Common Shares.

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

As of June 30, 2015, we owned a 69.2% interest in a joint venture that owns a residential property located at 2520 Tilden Avenue in Brooklyn, New York, or Tilden Hall, a 14.6% interest in a joint venture that owns a residential property known as 14 Highland Ave., Yonkers, New York, or 14 Highland, a medical building located at 945 82nd Parkway, Myrtle Beach, SC, or Parkway, an office building located at 7 Carnegie Plaza, Cherry Hill, NJ, or 7 Carnegie, an undeveloped land parcel on Route 9, Ulster County, NY, or Route 9W, and a 7.26% interest in a joint venture that owns a commercial building located at 402-404 Lippincott Drive, Marlton, NJ, or the Lippincott Property. In addition, as of June 30, 2015, we owned a 76.7% interest in a joint venture that owns a mortgage note secured by properties located at 58 and 70 Parker Avenue, in Poughkeepsie, NY, or Parker.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared on an accrual basis in accordance with U.S. Generally Accepted Accounting Principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results of operations for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2014.

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

We assess the accounting treatment for each joint venture. This assessment includes a review of each joint venture or limited liability company agreement to determine the rights of the parties thereto and whether those rights are protective or participating. For all VIEs, we review such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity’s economic performance. In situations where we or our partner approves, among other things, the annual budget, receives a detailed monthly reporting package from us, meets on a quarterly basis to review the results of the joint venture, reviews and approves the joint venture’s tax return before filing, and approves all leases that cover more than a nominal amount of space relative to the total rentable space at each property, we do not consolidate the joint venture as we consider these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of the joint venture. At June 30, 2015, we deemed our investment in 14 Highland to be a VIE since it has an economic interest greater than its voting proportion, and we participate in the management activities that significantly impact the performance of the joint venture. Included in real estate investments on our consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively, are approximately $1.8 million and $1.8 million, related to our consolidated VIE. The assets of the consolidated VIE can be used to settle obligations of the Company. Included in mortgage notes payable on our consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively, are approximately $1.5 million and $1.5 million, respectively, related to our consolidated VIE. The mortgage of the consolidated VIE is non-recourse to our general credit.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period’s presentation of amortization of deferred finance costs and interest income.

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

Financial Instruments Not Measured at Fair Value

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, prepaid expenses, other assets, tenant and other receivables, notes receivable, deposits on real estate, accounts payable and accrued expenses, dividends and distributions payable, tenant security deposits, and due to affiliates approximate their fair values based on their short-term maturity.  We have determined that the carrying value of mortgage notes and preferred loans payable and sub-leasehold obligation approximate their fair values based on prevailing market rates for loans of similar risk and maturities, which is considered a Level 2 valuation.

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

The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if vacant. Above-market and below-market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of acquisition. Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal periods. To the extent that the lease contains a renewal option that is below-market and determined to be material, we amortize the below-market lease value over the renewal period. The fair values associated with below-market rental renewal options are determined based on our experience and the relevant facts and circumstances that existed at the time of the acquisitions. The value of the above-market and below-market leases associated with the original lease term is amortized to rental income and recorded as either an increase (in the case of below market leases) or decrease (in the case of above market leases), over the terms of the respective leases and option periods. The values of in-place leases are amortized to expense over the remaining non-cancellable terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time. We may record a bargain purchase gain if we determine that the purchase price for the acquired assets was less than the fair value. We will record a liability in situations where any part of the cash consideration is deferred. The amounts payable in the future are discounted to their present value. The liability is subsequently re-measured to fair value with changes in fair value recognized in the consolidated statements of operations. If, up to one year from the acquisition date, information regarding fair value of assets acquired and liabilities assumed is received and estimates are refined, appropriate property adjustments are made to the purchase price allocation on a retrospective basis.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value. Management does not believe that the value of any of our real estate investments was impaired at either June 30, 2015 or December 31, 2014.

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

We make estimates of the collectability of our tenant receivables related to base rents, expense reimbursements and other revenue or income. We specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on our net income because a higher bad debt reserve results in less net income. The provision for doubtful accounts at both June 30, 2015 and December 31, 2014 was approximately $608,000.

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

Deferred Charges

Deferred charges consist principally of leasing commissions and acquired lease origination costs (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the term of the related debt obligation). As of June 30, 2015 and December 31, 2014 deferred charges consisted of the following:

	June 30, 2015	December 31, 2014
Leasing commissions-acquired leases	$1,731,102	$1,731,102
Legal-acquired lease	27,767	27,767
Deferred financing costs	1,375,874	1,360,349
Total	3,134,743	3,119,218
Less accumulated amortization(1)	(812,424)	(532,129)
Deferred charges, net of accumulated amortization	$2,322,319	$2,587,089

___________

(1)	Includes accumulated amortization of deferred financing costs of $389,655 as of June 30, 2015 and $222,987 as of December 31, 2014, respectively.

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

The Advisor will reimburse us for organization and offering expenses advanced that are in excess of 2% of the total offering price paid by investors (including proceeds from sale of Common Shares, plus applicable selling commissions and dealer manager fees paid by purchasers of Common Shares). On December 28, 2012, we broke escrow, at which time organization and offering expenses advanced by the Advisor became a liability of ours, subject to the 2% limitation noted above. Between November 25, 2011 and June 30, 2015, we paid $4,819,746 of offering costs of which $535,312 was recorded to additional paid-in capital and $4,284,434 was recorded to deferred offering costs in the accompanying consolidated balance sheets. We will reclassify amounts from deferred offering costs to additional paid-in capital based on 2% of the total offering price paid by investors. Amounts paid by us for offering and organization expenses in excess of 2% of the total offering price paid by investors in our IPO at the end of the offering will be reimbursed to us by the Advisor. As of June 30, 2015, the Advisor had incurred an additional $11.9 million of organization and offering expenses, of which $514,416 was billed and paid to the Advisor at June 30, 2015. Effective January 1, 2015, the Advisor stopped allocating organization and offering expenses to us.

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

We follow a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that is more-likely-than-not to be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. The use of a valuation allowance as a substitute for derecognition of tax positions is prohibited. The Company concluded that it has no material uncertain tax positions to be recognized as of June 30, 2015 or December 31, 2014.

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

Basic and Diluted Earnings (Loss) per Common Share

We calculate basic earnings (loss) per Common Share by dividing net income (loss) attributable to United Realty Trust Incorporated by the weighted average number of Common Shares outstanding during each period. Diluted earnings (loss) per Common Share includes the effects of potentially issuable Common Shares, but only if dilutive. There were no dilutive Common Shares as of June 30, 2015 and December 31, 2014.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This update is effective for interim and annual reporting periods, beginning after December 15, 2017, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2016. We are currently in the process of evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

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

On May 19, 2015, Route 9W, consisting of approximately 11 acres of land on a property owned and controlled by an affiliate of our chairman and chief executive officer, was deeded to our Advisor, which immediately deeded it to us. See Note 8 – Related Party Arrangements. Our preliminary estimate of the value of Route 9W is $2.5 million based on a 2008 appraisal, but this estimate is preliminary and subject to change. The ultimate value ascribed to Route 9W will be based on a new third-party appraisal, which we expect will be completed by August 31, 2015. If the third-party appraisal is less than $2.5 million, we will adjust the value at that time and our Advisor has agreed to pay us an amount in cash equal to the difference. If the third-party appraisal is greater than our current estimate, we do not owe our Advisor any additional amounts.

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

The purchase price for 7 Carnegie was approximately $9.3 million, exclusive of closing costs, escrows and fees paid to the Advisor. Closing costs were approximately $0.4 million and escrows were approximately $1.0 million of which $0.4 million was funded in 2015. Fees paid to the Advisor were approximately $0.3 million. We funded the acquisition as follows: (i) $5.5 million with a new first mortgage loan secured by the property; (ii) cash from the Operating Partnership of approximately $2.1 million; (iii) closing credits of $1.2 million; and (iv) a $1.8 million mezzanine loan secured by a security interest in the SPE’s right, title and interest in 7 Carnegie.

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

Closing costs were approximately $669,700, prepaid expenses and escrows were approximately $196,000 and fees paid to the Advisor were approximately $248,000. Closing costs included $362,000 in supplemental transaction-based advisory fees for financing and equity placement paid to URP. We funded the acquisition as follows: (i) $10.3 million with a new first mortgage loan secured by the property; (ii) cash from our OP of approximately $3.2 million; and (iii) a $2.1 million preferred loan from a third party. The 10-year preferred loan yields a preferred return of 15% per annum, compounded monthly (increasing to 24% per annum upon the occurrence of certain events of default) and requires monthly distributions to the preferred lender. The property-holding entity must redeem the preferred loan by June 6, 2024, and has the right to do so at any time upon 30 days prior written notice. Additionally, the lender of the preferred loan may require the OP to redeem the preferred loan at any time after April 21, 2015 upon 30 days prior written notice. The cash from the OP included $1.7 million in proceeds from the OP’s issuance to two third parties of an aggregate of 17 class MB units, or the MB Units, of limited partnership interest. The OP issued 12 MB Units to one of the two investors in consideration for a capital contribution of $1.2 million. Such 12 MB Units were redeemed by the OP in December 2014 for $1.34 million. The OP issued five MB Units to the other investor in consideration for a capital contribution of $500,000. Such five MB Units were redeemed by the OP in May 2015 for $500,000.

On December 11, 2014, the OP entered into an agreement with a third-party investor, each an Investor, whereby, subject to various terms and conditions, in return for a $1.25 million investment in a sub-leasehold obligation associated with Parkway, the Investor would receive annual lease payments starting at $106,250 and increasing by 2% per annum. The lease terminates on July 30, 2049, but may be terminated after three years at the option of the Investor. In March 2015, another Investor invested $250,000 in this sub-leasehold obligation, in April 2015, another Investor invested $140,000 and in June 2015, another Investor invested $300,000 in this sub-leasehold obligation under the same terms as the initial Investor. This is recorded as sub-leasehold obligation on our consolidated balance sheets.

Pro Forma Financial Information (Unaudited)

The pro forma financial information set forth below is based upon our historical consolidated statements of operations for the three and six months ended June 30, 2014, adjusted to give effect to the acquisition of Parkway as if it had closed on January 1, 2014.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred on January 1, 2014, nor does it purport to represent the results of future operations (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2014	2014
Statement of operations:
Revenue	$1,271	$2,460
Property operating and other expenses	(1,523)	(2,543)
Depreciation and amortization	(383)	(726)
Net loss attributable to United Realty Trust Incorporated	$(635)	$(809)

4.	Investment in Unconsolidated Joint Venture

In February 2015, we had advanced $100,000 in cash, or the Initial Deposit, to United Realty Funds Management, LLC, or Funds Management, an entity wholly owned and controlled by Jacob Frydman, our chairman and chief executive officer, to allow it to make a soft deposit required by the purchase and sale agreement entered into on January 29, 2015, or the PSA, between Lippincott Real Estate Associates, LLC, or the Seller, and Funds Management pursuant to which Funds Management had the right to acquire the property located at 402 and 404 Lippincott Drive, Marlton, NJ, or the Lippincott Property. On March 4, 2015, Funds Management assigned its rights and obligations under the PSA to UR Lippincott, DST, or Lippincott DST, a Delaware statutory trust sponsored and controlled by Funds Management.

On May 15, 2015, Lippincott DST closed the purchase of the Lippincott Property pursuant to an assignment of the PSA for $11.75 million, exclusive of closing costs and escrows as well as fees to be paid to Funds Management, and we, through our operating partnership, entered into a Purchase Agreement with Funds Management to purchase a 5% beneficial interest in the $7.3 million in equity of the Lippincott DST for $365,000, of which $100,000 was deemed to have been previously paid through the advance of the Initial Deposit. On June 30, 2015, we purchased an additional 2.26% beneficial interest in the $7.3 million in equity of the Lippincott DST for $165,000, increasing our aggregate investment to 7.26%. As we do not exert significant influence over this investment, we account for our investment under the cost method of accounting. The Lippincott Property is a 53,100 square foot commercial building that is leased to a healthcare management service provider under a net lease agreement which expires on December 31, 2024. The annual rent for 2015 is $1,088,550 and the rent is subject to annual increases of $0.50 per square foot per annum until the lease expiration. The property is encumbered by a $6.5 million mortgage. The mortgage, which matures on May 15, 2022, bears interest at 4.5% and is interest only for the first six months, after which fixed monthly payments of principal and interest of $36,370 are due.

5.	Mortgage Notes Payable

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

On December 16, 2014, we closed on a first mortgage loan from UBS Real Estate Securities, Inc. with a principal amount of $5.5 million, or the UBS Loan, to provide acquisition funding for the acquisition of 7 Carnegie. The UBS Loan bore interest at a rate of 4.25% per annum through February 5, 2015 and subsequent to that, bears interest at a rate of 4.75% per annum. The UBS Loan matures on January 6, 2020. We are required to make initial monthly interest-only payments for 12 months in an amount equal to approximately $19,479 per month and thereafter payments of principal and interest over a 25-year amortization period in an amount equal to approximately $29,796 per month. The UBS Loan is secured by a mortgage on the 7 Carnegie property, is guaranteed by us, and may be accelerated only in the event of a default.

On December 16, 2014, we also closed on a mezzanine loan from the 7 Carnegie Plaza seller with a principal amount of $1.8 million, or the Mezzanine Loan, to provide additional acquisition funding for the acquisition of 7 Carnegie. The Mezzanine Loan bore interest at an initial rate of 6% per annum, which would have increased to a rate of 8% per annum on March 31, 2015. Interest would have accrued but would not have been payable until January 6, 2020, when all principal and accrued interest would have become due and payable. The Mezzanine Loan was secured by a security interest in 7 Carnegie, guaranteed by us, and could be accelerated only in the event of a default. We were able to prepay all or any portion of the principal amount under the Mezzanine Loan without penalty. Pursuant to a side letter, or the December Side Letter, entered into in connection with the Mezzanine Loan between and among the Seller, the SPE and W.A. Lloyd, LLC, or WAL, a limited liability company controlled by Jacob Frydman, our chairman and chief executive officer, if the SPE did not prepay the principal amount of the Mezzanine Loan by February 28, 2015, the Seller would have been entitled to excess cash flow under the UBS Loan and WAL would have been required to contribute, as additional collateral for the Mezzanine Loan, a separate property, or the WAL Property, unconnected to 7 Carnegie and located in New York owned and owned controlled by WAL. On March 25, 2015, pursuant to a letter agreement between and among the Seller, the SPE and WAL, we repaid the Mezzanine Loan, and the obligations of the parties under the December Side Letter were satisfied, by providing the Seller the following consideration: (i) $1.0 million in cash; (ii) execution of a new promissory note, or the New Note, by the SPE in favor of the Seller in the amount of $767,960 which bears interest at a rate of 6% per annum and matures on September 24, 2015; (iii) a guaranty, or the WAL Guarantee, of the obligations under the New Note by WAL; (iv) a mortgage by WAL of the WAL Property to secure the WAL Guarantee; and (v) a release of a note given by an affiliate of the Seller in favor of us on February 4, 2015 in the amount of $60,959.

The mortgage notes payable include certain restrictions and covenants which may limit, among other things, the incurrence of liens, and which require, among other things, compliance with, financial ratios relating to, among other things, minimum amount of debt service coverage, minimum amount of fixed charge coverage, maximum amount of debt to value and minimum level of net income. We were in compliance with all covenants at June 30, 2015.

The principal maturity of mortgage notes payable during the next five years and thereafter is as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Total
2015	$130	$768	$898
2016	452	—	452
2017	550	—	550
2018	358	14,683	15,041
2019	280	—	280
Thereafter	865	13,964	14,829
Total	$2,635	$29,415	$32,050

6.	Capitalization

Under our charter, we have the authority to issue 200,000,000 Common Shares and 50,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On November 17, 2011, the Sponsor purchased 18,182 Common Shares for total cash consideration of $200,000 to provide our initial capitalization. On November 25, 2011, for $50,000, the Sponsor purchased 500,000 shares of preferred stock, subsequently exchanged for 500,000 sponsor preferred shares, which are convertible into Common Shares upon the terms and subject to the conditions set forth in our charter, and which have a preference upon our liquidation, dissolution or winding up as described below. Upon our liquidation, dissolution or winding up, the Sponsor will receive a preference in the amount of 15% of any excess of the net sales proceeds from the sale of all the assets in connection with such liquidation, dissolution or winding up over the amount of Invested Capital, as defined in our charter, plus a cumulative non-compounded pre-tax annual return to holders of Common Shares of 7% on Invested Capital. Our board of directors is authorized to amend our charter from time to time, without the approval of the stockholders, to increase or decrease the aggregate number of authorized shares of capital stock or the number of shares of any class or series that we have authority to issue. As of June 30, 2015, there were 2,476,529 Common Shares outstanding.

7.	Stock Incentive Plan

The Plan, as outlined in the prospectus, provides for the grant of equity incentive awards to our independent directors, officers and employees, employees of the Advisor and other affiliates and consultants. The aggregate number of Common Shares that may be issued or used for reference purposes or with respect to which awards may be granted under the Plan shall not exceed the lesser of five percent (5%) of Common Shares outstanding on a fully diluted basis at any time and 5,000,000 Common Shares, which may be either authorized and unissued Common Shares or Common Shares held in or acquired for the treasury of the Company or both. The vesting period of stock-based awards will be determined by our compensation committee. During the three months ended March 31, 2014, we granted 13,342 Common Shares under the Plan all of which were fully vested as of March 31, 2014. Of the 13,342 Common Shares granted, all were granted to employees of an affiliate of ours and to an independent consultant for services provided to us. These Common Shares were recorded as a reduction to a liability due to an affiliated entity. During the three and six months ended June 30, 2014, we expensed $18,000 and $36,000, respectively, related to this 2013 grant.

During the three months ended March 31, 2015, we issued 1,970 common shares pursuant to employment agreements our Advisor has with certain of its employees and recorded $19,109 of compensation related expense.

In May 2014, in connection with an employment agreement, we granted 50,000 stock options at a strike price of $9.50 per Common Share. The stock options must be exercised within two years of the grant date. We recorded $3,463 and $7,619 of compensation expense during the three and six months ended June 30, 2015 related to these stock options. These stock options were excluded from earnings per share as they were anti-dilutive.

8.	Related Party Arrangements

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

As of June 30, 2015, we had a liability due to the Advisor and other affiliates of $112,571 as well as deferred offering costs of $4.3 million.

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by us for the six months ended June 30, 2015 and 2014 and any related amounts payable as of June 30, 2015 and December 31, 2014.

	Incurred
	Six Months Ended	Six Months Ended	Payable as of
	June 30,	June 30,	June 30,	December 31,
	2015	2014	2015	2014
Expensed
Supplemental transaction-based advisory fees	$—	$259,000	$—	$—
Acquisition fees	49,900	145,700	49,900	—
Property Management fees	121,111	76,258	—	$—
Oversight Fees	1,335	1,387	—	—
Asset Management fees	184,631	107,332	33,720	—

Capitalized
Financing coordination fee	—	206,000	—	—

During the period from January 1, 2014 to May 19, 2015, we advanced funds to our advisor and its affiliates upon the receipt of invoices for their operating and acquisition expenses and recorded the amounts advanced as due from affiliates on our balance sheets.

Our advisor did not repay any of these advances during the period they were outstanding. These advances were documented through a promissory note, or the Advisor Demand Note, that was executed by our advisor in favor of us periodically, most recently on March 31, 2015. The Advisor Demand Note was due on demand and bore interest at a rate of 1.5% per annum, which totaled $19,788 for the period from March 31, 2014 to May 19, 2015. There were no other material terms associated with our advisor’s obligation to repay these advances to us.

As of May 19, 2015, our advisor owed us approximately $5.6 million, including accrued interest, in repayment of advances we had made to the advisor to pay operating expenses and acquisition expenses pursuant to the Advisor Demand Note.

Subsequently, our advisor took steps to satisfy its obligation to repay these advances to us by: (i) crediting of the Initial Deposit towards our purchase of 5 Units in Lippincott DST (see Note 4- Investment in Unconsolidated Joint Venture); (ii) assigning us all right, title and interest to Route 9W (see Note 3 - Acquisitions); and (iii) making a $200,000 cash payment to us. Our advisor also arranged for the execution of the Third-Party Note in substitution for the remaining balance due under the Advisor Demand Note after the reductions described in the preceding sentence. The Advisor Demand Note was surrendered for cancellation in connection with the execution of the Third-Party Note. See Note 9 – Note Receivable. Moreover, no additional amounts have been advanced since these steps were taken.

9.	Note Receivable

On May 19, 2015, a note, or the Third-Party Note, in our favor in the amount of approximately $2.7 million was executed by CM Realty Holdings, LLC, an entity wholly owned and controlled by Craig Marshak, a non-affiliated third party. The Third-Party Note is guaranteed by our advisor and was substituted for the outstanding balance of the Advisor Demand Note upon its surrender for cancellation in connection with the execution of the Third-Party Note. Similarly, to the Advisor Demand Note, the Third-Party Note is due on demand and bears interest at a rate of 1.5% per annum. We have not yet received any amounts of interest on the Third Party Note. As of June 30, 2015, the Third-Party Note had a balance of $3.1 million, inclusive of accrued interest of approximately $25,000.

10.	Distributions

The Operating Partnership’s limited partnership agreement generally provides that the Operating Partnership will distribute cash available for distribution to the partners of the Operating Partnership in proportion to each such partner’s holding of GP Units and/or OP Units, as such terms are defined in the Operating Partnership’s limited partnership agreement at the times and in the amounts as determined by us, as the general partner. During the six months ended June 30, 2015, we distributed $554,177 in cash and $414,135 in Common Shares through the DRIP.

11.	Economic Dependency

We are dependent on the Advisor or its affiliates for certain services that are essential to us, including the sale of the Common Shares, asset acquisition, management and disposition decisions and other general and administrative responsibilities. If the Advisor and its affiliates are unable to provide such services, we would be required to find alternative service providers.

12.	Subsequent Events

We have reviewed all activity from July 1, 2015 to the date the financial statements were issued and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements.

During the period July 1, 2015 and July 31, 2015, our sub-leasehold obligation increased by $910,000 as a result of new third party investments therein.

Between July 1 and July 31, 2015, we invested an additional $700,000 in Lippincott for an additional 9.59% interest. This increased our aggregate interest in Lippincott to 16.85%.

Between July 1 and August 13, 2015, we sold 92,835 Common Shares, raising approximately $1.2 million in net proceeds for us.

Prior to Acquisition Closing, we had advanced $550,000 in cash, or the Initial Deposit, to United Realty Funds Management, LLC, or Funds Management, an entity wholly owned and controlled by Jacob Frydman, our chairman and chief executive officer, to allow it to make a deposit required by the purchase and sale agreement entered into on April 13, 2015, or the PSA, between Highwoods Realty Limited Partnership, or the Highwoods Seller, and Funds Management pursuant to which Funds Management had the right to acquire the property located at 799 Hanes Mall Boulevard, Winston-Salem, NC, or the Hanes Property, for $15.3 million. On July 23, 2015, Funds Management assigned its rights and obligations under the PSA to UR Hanes, DST, or Hanes DST, a Delaware statutory trust sponsored and controlled by Funds Management, such that Hanes DST would pay $16.3 million for the Hanes Property. The $1.0 million difference between the purchase price for Funds Management and Hanes DST represents the $1.0 million fee for assigning Hanes DST its rights and obligations under the PSA that Funds Management is entitled to receive in connection with the transaction that has not yet been paid, or the Assignment Fee. The Assignment Fee will be fully earned and payable by Hanes DST at the Acquisition Closing. In addition, an acquisition fee of $489,000 will be due to Funds Management at the Acquisition Closing. We refer to each such unit representing a 1% beneficial interest in Hanes DST as a Unit. The Units are being offered by the dealer manager to private investors for $85,621 per Unit, of which $6,850 may be payable to the dealer manager as sales commissions or expenses. To date, the dealer manager has waived its right to receive any amounts under these selling arrangements, although it has continued to participate in the offering of the Units, which remains open until January 15, 2016, subject to the Sponsor’s right to extend the offering an additional 180 days. When all 100 Units are sold, the total cost to Hanes DST for the Hanes Property will be $18.6 million, representing the $15.3 million paid at closing, $1.0 million for the Assignment Fee and $2.3 million on account of offering expenses, reserves and transaction fees due to various third parties.

On July 23, 2015, Hanes DST acquired the Hanes Property, and we, through our operating partnership, entered into a Purchase Agreement with Funds Management to purchase 7.13 Units for $550,000, of which $550,000 was deemed to have been previously paid through the advance of the Initial Deposit. As of July 24, 2015, 10.95 Units had been purchased by third-party investors and us and 89.05 Units had been purchased or are being held by Funds Management. All but one of the Units purchased or held by Funds Management are still available for sale to additional third-party investors. If any Units have not been sold by the close of the offering, Funds Management will either retain them or purchase them for its own account and effectively fund a pro-rata portion of the payment of the Assignment Fee to it with its own money. In any event, we have no obligation to purchase additional Units from Funds Management and do not intend to do so.

The total amount paid in cash by Hanes DST at the closing was $15.7 million, which was funded through a $10.0 million mortgage loan taken out by Hanes DST, secured by the Hanes Property, and $5.7 million from the sale of Units to us, third-party investors and Funds Management. This amount was comprised of $15.3 million paid to the sellers of the Hanes Property under the PSA and the balance paid to various third parties to cover offering expenses, reserves and transaction fees.

A holder of Units is entitled to a proportionate share in distributions from the operations or sale of the Hanes Property, after paying or reimbursing Funds Management for any reasonable fees or expenses paid by Funds Management on behalf of Hanes DST and reserving and retaining such additional amounts as Funds Management determines are necessary to pay anticipated ordinary current and future Hanes DST expenses. Units are also subject to transfer restrictions and other restrictions on ownership. Holders of Units have no rights to contribute additional assets, to vote or to otherwise direct in any manner the operations of Hanes DST or the actions of Funds Management, in it its capacity as manager of Hanes DST. As manager under the trust agreement governing Hanes DST, Funds Management manages and directs the investment activities and affairs of Hanes DST and, among other things, is authorized and directed to take all actions required to ensure Hanes DST’s obligations under its indebtedness are met, rents on the Hanes Property are collected and that distributions are made to holders of Units. In this capacity, Funds Management has no fiduciary duties whatsoever to Hanes DST or to the holders of Units, and Funds Management is, among other things, also entitled to receive reimbursement for its expenses in connection with its duties and, together with its officers, directors employees and agents, to be indemnified by Hanes DST and holders of Units against any losses arising out of the performance of its duties as manager except for losses resulting from fraud or gross negligence. During the period that Hanes DST has been in existence, there have been no reimbursements of acquisition fees to Funds Management and no indemnification claims.

In addition, the Property Manager will serve as the property manager of the Hanes Property and will receive an annual fee equal to the lesser of 3.0% of Net Operating Income or the maximum allowable amount reimbursable by the Tenant in accordance with the original lease. In addition, the Property Manager will be reimbursed for its out-of-pocket expenses not covered by gross income from the Hanes Property. Through July 23, 2015, the Property Manager has not received any fees or reimbursements pursuant to this arrangement.

Finally, the Property Manager will also serve as the Asset Manager of the Hanes Property and will receive an annual fee equal to $40,750 per annum, pro-rated and paid monthly in arrears. In addition, the Asset Manager will be reimbursed for its out-of-pocket expenses. Through July 23, 2015, the Asset Manager has not received any fees or reimbursements pursuant to this arrangement.

On August 14, 2015, the board of directors approved, and prior to August 15, 2015, we intend to file, a follow-on registration statement for the offering of our common stock, which, as permitted by Rule 415 of the Securities Act, will provide for an automatic extension of the IPO until the earlier of February 11, 2016 and the date that the SEC declares the follow-on offering effective.

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

The forward-looking statements included in this Quarterly Report are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have limited operating history and, as of June 30, 2015, our assets totaled approximately $63.2 million;
•	our ability to raise capital in our continuous initial public offering, or IPO;
•	our ability to deploy effectively the proceeds we raise in our offering of shares of common stock, par value $0.01 per share, or Common Shares;
•	changes in economic conditions generally and the real estate market specifically;
•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);
•	the availability of credit;
•	interest rates; and
•	changes to generally accepted accounting principles in the United States, or GAAP.

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

Overview

We were formed in November 2011 for the purpose of investing primarily in a diversified portfolio of income-producing real estate properties and other real estate-related assets. We elected to qualify as a REIT commencing with our taxable year ended December 31, 2013. We conduct substantially all our investment activities and own all of our assets through the OP, of which we are the sole general partner and a limited partner and in which we held a 99.6% economic interest as of June 30, 2015. United Realty Advisors LP, a Delaware limited partnership, our Advisor, manages our day-to-day operations and our portfolio of properties and real estate-related assets.

On August 15, 2012, our Registration Statement was declared effective by the SEC. The Registration Statement covers our initial public offering of up to 120,000,000 Common Shares, consisting of up to 100,000,000 Common Shares in our primary offering on a “best efforts” basis and up to 20,000,000 Common Shares pursuant to our distribution reinvestment program, or DRIP.

On December 28, 2012, we received and accepted aggregate subscriptions in excess of the minimum of 200,000 Common Shares, broke escrow and issued Common Shares to our initial investors, who were admitted as stockholders. As of June 30, 2015 we had sold 2,570,059 Common Shares for gross offering proceeds of approximately $27.7 million and net offering proceeds of approximately $24.7 million.

As of June 30, 2015, we owned a 69.2% interest in a joint venture that owns a residential property located at 2520 Tilden Avenue in Brooklyn, New York, or Tilden Hall, a 14.6% interest in a joint venture that owns a residential property known as 14 Highland Ave., Yonkers, New York, or 14 Highland, a medical building located at 945 82nd Parkway, Myrtle Beach, SC, or Parkway and an office building located at 7 Carnegie Plaza, Cherry Hill, NJ, or 7 Carnegie, an undeveloped land parcel on Route 9W, Ulster County, NY, or Route 9W, and a 7.26% interest in a joint venture that owns a commercial building located at 402-404 Lippincott Drive, Marlton, NJ, or the Lippincott Property. In addition, as of June 30, 2015, we owned a 76.7% interest in a joint venture that owns a mortgage note secured by properties located at 58 and 70 Parker Avenue, in Poughkeepsie, NY, or Parker.

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

Results of Operations

Comparison of the three months ended June 30, 2015 to the three months ended June 30, 2014

As of June 30, 2015, we owned interests in five properties and one mortgage note receivable. At June 30, 2014, we owned interests in three properties and one mortgage note receivable.

	Three Months Ended
	June 30, 2015	June 30, 2014	Change
Revenues
Base rents	$1,287,603	$862,921	$424,682
Recoveries from tenants	254,557	192,749	61,808
Other	—	992	(992)
Total revenues	1,542,160	1,056,662	485,498

Operating expenses
Property operating	315,305	184,675	130,630
Real estate taxes	217,264	102,821	114,443
General & administrative expenses	579,033	108,973	470,060
Depreciation and amortization	462,375	341,831	120,544
Acquisition transaction costs	136,300	448,683	(312,383)
Total operating expenses	1,710,277	1,186,983	523,294

Operating (loss)	(168,117)	(130,321)	(37,796)
Non-operating expenses
Interest income	25,147	—	25,147
Interest expense	(511,002)	(319,314)	(191,688)
Amortization of deferred financing costs	(52,477)	(31,790)	(20,687)

Net loss	$(706,449)	$(481,425)	$(225,024)

Rental Income

Rental revenue, which consists of base rents and recoveries from tenants, increased approximately $0.5 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in rental income was driven primarily by increases in base rent and recoveries from tenants due to our acquisition of Parkway in May 2014 and 7 Carnegie in December 2014.

Property Operating Expenses and Real Estate Taxes

Property operating expenses and real estate taxes increased approximately $0.1 million and $0.1 million, respectively, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Property operating expenses consist primarily of asset management fees paid to our Advisor, property insurance and utilities. The increase in these expenses was driven primarily by our acquisition of Parkway in May 2014 and 7 Carnegie in December 2014.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2015 amounted to approximately $0.6 million compared to approximately $0.1 million during the three months ended June 30, 2014. General and administrative expenses consist primarily of professional fees, director fees and insurance costs. The increase in these expenses primarily relate to increased legal and professional fees due to ongoing litigation and related matters.

Depreciation and Amortization Expense

Depreciation and amortization expense increased approximately $0.1 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. Depreciation and amortization expense is driven by the timing of real estate acquisitions. The increase in these expenses was driven primarily by our acquisition of Parkway in May 2014 and 7 Carnegie in December 2014.

Acquisition Transaction Costs

Acquisition transaction costs for the three months ended June 30, 2015 amounted to approximately $136,300 which were incurred in connection with potential acquisitions. There were $448,683 in acquisition transaction costs for the three months ended June 30, 2014 primarily related to the acquisition of Parkway.

Interest Expense

Interest expense increased approximately $0.2 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This increase is driven primarily by the financing costs associated with the acquisition of Parkway and 7 Carnegie and the short duration over which the 7 Carnegie mezzanine loan expenses were amortized.

Comparison of the six months ended June 30, 2015 to the six months ended June 30, 2014

As of June 30, 2015, we owned interests in five properties and one mortgage note receivable. At June 30, 2014, we owned interests in three properties and one mortgage note receivable.

	Six Months Ended
	June 30, 2015	June 30, 2014	Change
Revenues
Base rents	$2,587,964	$1,585,626	$1,002,338
Recoveries from tenants	523,842	272,683	251,159
Other	—	1,692	(1,692)
Total revenues	3,111,806	1,860,001	1,251,805

Operating expenses
Property operating	616,204	326,451	289,753
Real estate taxes	429,432	195,369	234,063
General & administrative expenses	1,138,527	193,656	944,871
Depreciation and amortization	924,750	612,421	312,329
Acquisition transaction costs	153,800	449,528	(295,728)
Total operating expenses	3,262,713	1,777,425	1,485,288

Operating (loss) income	(150,907)	82,576	(233,483)
Non-operating expenses
Interest income	25,628	—	25,628
Interest expense	(997,698)	(514,498)	(483,200)
Amortization of deferred financing costs	(166,668)	(58,366)	(108,302)

Net loss	$(1,289,645)	$(490,288)	$(799,357)

Rental Income

Rental revenue, which consists of base rents and recoveries from tenants, increased approximately $1.3 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in rental income was driven primarily by increases in base rent and recoveries from tenants due to our acquisition of Parkway in May 2014 and 7 Carnegie in December 2014.

Property Operating Expenses and Real Estate Taxes

Property operating expenses and real estate taxes increased approximately $0.3 million and $0.2 million, respectively, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Property operating expenses consist primarily of asset management fees paid to our Advisor, property insurance and utilities. The increase in these expenses was driven primarily by our acquisition of Parkway in May 2014 and 7 Carnegie in December 2014.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2015 amounted to approximately $1.1 million compared to approximately $0.2 million during the six months ended June 30, 2014. General and administrative expenses consist primarily of professional fees, director fees and insurance costs. The increase in these expenses primarily relate to increased legal, director and other professional fees due to ongoing litigation and related matters. In addition, certain costs were being capitalized into deferred offering and organization costs in 2014. Effective January 1, 2015, these costs are being expensed.

Depreciation and Amortization Expense

Depreciation and amortization expense increased approximately $0.3 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. Depreciation and amortization expense is driven by the timing of real estate acquisitions. The increase in these expenses was driven primarily by our acquisition of Parkway in May 2014 and 7 Carnegie in December 2014.

Acquisition Transaction Costs

Acquisition transaction costs for the six months ended June 30, 2015 amounted to approximately $153,800 which were incurred in connection with potential acquisitions. There were $449,528 in acquisition transaction costs for the six months ended June 30, 2014 primarily related to the acquisition of Parkway.

Interest Expense

Interest expense increased approximately $0.6 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This increase is driven primarily by the financing costs associated with the acquisition of Parkway and 7 Carnegie and the short duration over which the 7 Carnegie mezzanine loan expenses were amortized.

Deferred Organization and Offering Expenses

The Advisor reimburses us for organization and offering expenses advanced which are in excess of 2% of the total offering price paid by investors (including proceeds from sale of Common Shares, plus applicable selling commissions and dealer manager fees paid by purchasers of Common Shares). On December 28, 2012, we broke escrow, at which time organization and offering expenses advanced by the Advisor became a liability of ours, subject to the 2% limitation noted above. Between November 25, 2011 and June 30, 2015, we paid $4,819,746 of offering costs of which $535,312 was recorded to additional paid-in capital and $4,284,434 was recorded to deferred offering costs in the accompanying consolidated balance sheets. We will reclassify amounts from deferred offering costs to additional paid-in capital based on 2% of the total offering price paid by investors. Amounts paid by us in excess of the 2% limitation at the end of the offering will be reimbursed by the Advisor. As of June 30, 2015, the Advisor had incurred an additional $11.9 million of organization and offering expenses, of which $514,416 was billed and paid to the Advisor at June 30, 2015. Effective January 1, 2015, the Advisor stopped allocating organization and offering expenses to us.

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

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor and our Dealer Manager. During our organization and offering stage, these payments will include payments to the Dealer Manager for selling commissions and dealer manager fees. We will not reimburse our Advisor (except in limited circumstances) for other organization and offering expenses to the extent that our total payments for other organization and offering expenses would exceed 2% of the total offering price paid by investors in our IPO. Amounts paid by us for organization and offering expenses in excess of 2% of the offering price paid by investors in our IPO at the end of the offering period will be reimbursed to us by the Advisor. During our acquisition and development stage, we expect to make payments to our Advisor in connection with the selection and origination or purchase of investments and the management of our assets and to reimburse certain costs incurred by our Advisor in providing services to us.

We expect to repay our other near term debt obligations out of proceeds from our IPO or mortgage refinancing proceeds on their maturity dates.

Net Cash Flows

Net cash flows used in operating activities amounted to $3.5 million during the six months ended June 30, 2015 compared to net cash of $0.6 million provided by operations during the six months ended June 30, 2014.

Investing Activities

Net cash flows used for investing activities amounted to approximately $1.7 million during the six months ended June 30, 2015 compared to net cash used in investing activities of $14.5 million during the six months ended June 30, 2014. The decrease was primarily driven by a decrease in the acquisitions with a joint venture investment in Lippincott in 2015 compared to the Parkway acquisition in 2014. This was partially offset by the funding of additional escrow accounts under our loan agreements as well as deposits on potential real estate investments

Financing Activities

Net cash flows provided by financing activities amounted to approximately $5.1 million for the six months ended June 30, 2015 compared to $13.6 million for the six months ended June 30, 2014. This $8.5 million decrease was primarily driven by the following (in millions):

Net proceeds from the sale of our Common Shares, net of registration expenditures and repurchases	$4.6
Financing proceeds	(12.9)
Loan repayments	(1.6)
Deferred offering costs	1.8
Distributions	(0.4)
Total change in cash provided	$(8.5)

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

The following table shows the sources for the payment of distributions to common stockholders for the periods presented:

	Three months ended				Six months ended
	March 31, 2015		June 30, 2015		June 30, 2015
Distributions:		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions paid in cash	$227,110	57.4%	$327,067	57.1%	$554,177	57.2%
Distributions reinvested	168,769	42.6	245,366	42.9	414,135	42.8
Total distributions	$395,879	100.0%	$572,433	100.0%	$968,312	100.0%

Source of distribution coverage:
Cash flows provided by operations	$—	—%	$—	—%	$—	—%
Common Shares issued under the DRIP	168,769	42.6	245,366	42.9	414,135	42.8
Proceeds from issuance of Common Shares	227,110	57.4	327,067	57.1	554,177	57.2
Total sources of distributions	$395,879	100.0%	$572,433	100.0%	$968,312	100.0%

Cash flows used in operations (GAAP basis)	$(3,450,912)		$(60,056)		$(3,510,968)
Net loss attributable to stockholders (in accordance with GAAP)	$(724,684)		$(847,937)		$(1,572,621)

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from November 8, 2011 (date of inception) through June 30, 2015:

For the Period from November 8, 2011 (date of inception) to
June 30, 2015
Distributions paid:
Common stockholders in cash	$1,159,045
Common stockholders pursuant to DRIP/offering proceeds	886,534
Total distributions paid	$2,045,579

Reconciliation of net loss:
Revenues	$9,831,548
Acquisition and transaction related	(2,279,733)
Depreciation and amortization	(3,145,721)
Other operating expenses	(6,348,264)
Other non-operating expenses	(3,702,501)
Net loss (in accordance with GAAP) (1)	$(5,644,671)

___________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

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

As of June 30, 2015, we had approximately $34.0 million of mortgage notes and preferred loans payable. Once we have fully invested the proceeds of our IPO, assuming we sell the maximum amount, we expect that our portfolio-wide loan-to-value ratio (calculated after the close of our IPO) will be approximately 65%. For purposes of calculating our 65% target leverage, we will determine the loan-to-value ratio on our portfolio based on the greater of the aggregate cost and the fair market value of our investments and other assets. There is no limitation on the amount we may borrow for the purchase of any single asset. Our charter allows us to incur leverage up to 300% of our total “net assets” (as defined by our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. We may only exceed this 300% limit with the approval of a majority of our independent directors.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we held an equity investment in a joint venture. The financing on that investment was non-recourse to us. See Note 4 to the consolidated financial statements for additional information.

Contractual Obligations

The following table presents the principal and interest amounts of our long-term debt maturing each year, including amortization of principal based on debt outstanding at June 30, 2015 (in thousands):

Contractual obligations:	2015	2016	2017	2018	2019	Thereafter		Total
Mortgage notes payable	$898	$452	$550	$15,041	$280	$14,829		$32,050
Preferred loans payable	—	—	—	—	—	1,908	(1)	1,908
Sub-leasehold obligation	82	168	2,402	—	—	—		2,652
Our share of joint venture mortgage payable	1	10	11	11	12	426		471
Estimated interest expense	1,008	1,535	1,505	1,017	745	2,072		7,882
Total	$1,989	$2,165	$4,468	$16,069	$1,037	$19,235		$44,963

___________

(1)	This preferred loan is callable upon 30 days’ notice.

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

The table below provides a reconciliation of net loss with GAAP to FFO and MFFO for the three months ended June 30, 2015 and 2014.

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
Net loss	$(706,451)	$(481,425)	$(1,289,645)	$(490,288)
Net income attributable to non-controlling interests	141,488	141,488	282,976	284,702
Net loss and comprehensive loss attributable to United Realty Trust Incorporated	(847,939)	(622,913)	(1,572,621)	(774,990)
Plus: Real property depreciation	302,870	203,379	605,740	366,476
Amortization of deferred leasing costs	159,505	138,452	319,010	245,945
FFO attributable to Common Shares	$(385,564)	$(281,082)	$(647,871)	$(162,569)

Add: Acquisition transaction costs (1)	136,300	448,683	153,800	449,528
Add: Amortization of Above/below-market rent and straight line rent receivable (2)	(47,806)	4,400	(107,077)	18,706
MFFO attributable to Common Shares	$(297,070)	$172,001	$(601,148)	$305,665

Net cash provided by (used in):
Operating activities	$(60,056)	$52,061	$(3,510,968)	$648,126
Investing activities	$(1,172,190)	$(14,248,133)	$(1,674,078)	$(14,538,632)
Financing activities	$1,115,569	$13,999,751	$5,070,962	$13,597,237

___________

(1)	In evaluating investments in real estate, management differentiates the costs incurred to acquire the investment from the on-going operational revenue and costs of the investment. Such information would only be comparable for non-listed REITs that have completed their acquisition activity and have similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information for comparison of each type of real estate investment and is consistent with management’s analysis and evaluation of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and are included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property. This includes our pro rata share of these joint venture related costs.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment. Some intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate portfolio. This includes our pro rata share of these joint venture related costs.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

As of June 30, 2015, our debt consisted of fixed-rate secured mortgage loans payable, with a carrying value of $32.0 million, which approximated the fair value at June 30, 2015. Changes in market interest rates on our fixed-rate debt impact the fair value of the loans, but have no impact on interest incurred or cash flow. For instance, if interest rates increase 100 basis points and our fixed-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2015 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $1.4 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $1.3 million. These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of June 30, 2015, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, or the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

As required by paragraph (b) of Rule 13a-15 and Rule 15d-15 under the Exchange Act, our chief executive officer and chief financial officer, together with other members of our management, after conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act), concluded that the material weakness described below had been remediated and that our disclosure controls and procedures were effective as of June 30, 2015.

Commencing in January 2014 and continuing through May 2015, the Company exceeded the authority granted to it under its charter when it advanced funds to the Advisor and its affiliates. During May 2015, our management identified a material weakness in our entity level controls and procedures related to making these advances to affiliated entities during the period from January 2014 through May 2015. Accordingly, management reevaluated its previous conclusions on the effectiveness of our entity level controls and procedures as of each reporting period during the year ended December 31, 2014 and determined that this material weakness had also existed as of those dates. As discussed in the Notes to the consolidated financial statements, following the identification of this material weakness in May 2015, the Advisor and its affiliates and the Company took steps such that the Company is no longer advancing funds to the Advisor and its affiliates.

Changes in Internal Control over Financial Reporting

Subsequent to March 31, 2015, in order to prevent the occurrence of such entity level control failure, we have implemented additional levels of review and approval to ensure we are operating in compliance with our charter. Other than as previously noted, there were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

As of June 30, 2015, neither the Company nor the Operating Partnership was involved in any material litigation nor, to management’s knowledge, was any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance. On or about July 21, 2015, the Company became aware that it was a party to a pro se lawsuit commenced by Eli Verschleiser in New York State Supreme Court for Kings County. On its face, the lawsuit appears to be without merit and not material to the Company.

Certain limited partner investors in our advisor, United Realty Advisors LP, have filed a derivative action, which was most recently amended in February 2015, on behalf of United Realty Advisors LP, in the Supreme Court of the State of New York for New York County. The derivative action alleges various causes of action against, among others, each of our directors individually, URTI GP, LLC, Prime United Holdings, LLC, Cabot Lodge Securities, LLC, other affiliated parties and certain third parties and seeks to enjoin the proposed sale of the retail brokerage operation and customer accounts of Cabot Lodge Securities, LLC to such third parties. Although our advisor and sponsor believe that the action is effectively moot as the proposed sale transaction has been terminated and that the plaintiffs lack standing, the derivate action alleges, among other things, that our company will suffer irreparable injury if an injunction is not granted and includes, among other causes of action, the breach of fiduciary duties owed to our advisor by Mr. Frydman and URTI GP, LLC, the aiding and abetting of such breach by our other directors, gross negligence, unjust enrichment and breach of the limited partnership agreement governing our advisor. There can be no assurance as to the outcome of litigation or the possible impact of the litigation on our company, our advisor or our sponsor. Our advisor and sponsor believe that depositions recently taken of all five plaintiffs reveal that the plaintiffs have no basis for the alleged claims made, and they also believe that the allegations in the derivative action are false and that the claims therein are without merit. Each of our advisor, our sponsor and our independent directors filed motions to dismiss the action. On May 5, 2015, this complaint against the independent directors was dismissed in full, and subsequently, four of the five plaintiffs withdrew all of their claims against all remaining defendants, including URTI GP, LLC, Prime United Holdings, LLC, Cabot Lodge Securities, LLC, CL Wealth Management, LLC and Jacob Frydman.

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

On May 21, 2014, in connection with our acquisition of the fee simple interest in Parkway, in consideration for $1.7 million, our OP issued to two investors not affiliated with us or our Advisor, and each an “accredited investor,” as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended, or the Securities Act, 17 class MB units of limited partnership interest, or MB Units. Our OP issued 12 MB Units to one of the two investors in consideration for a capital contribution of $1.2 million. Such 12 MB Units entitled the holder thereof to an annualized preferred return of 20% on the amount of the capital contribution and were redeemed by us in December 2014 for $1.34 million. Our OP issued five MB Units to the other investor in consideration for a capital contribution of $500,000. Such five MB Units entitle the holder thereof to an annualized preferred return of 10% on the amount of the capital contribution, and were redeemed by us in May 2015 for $500,000. The MB Units were offered and sold in a private placement pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. The MB Units have not been registered under the Securities Act and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements.

On August 15, 2012, we commenced our IPO on a “best efforts” basis of up to 100.0 million Common Shares. The IPO is being conducted by United Realty Securities, our Dealer Manager, a division of Cabot Lodge Securities, LLC, a Delaware limited liability company and a member of FINRA that is indirectly owned by our Sponsor. Prior to January 15, 2015, we offered the Common Shares at a price of $10.45 per Common Share and subsequent to January 15, 2015, we began offering the Common Shares at a price of $13.90 per Common Share (a price that represents our NAV per Common Share of $12.51 per share plus the maximum allowable dealer manager fees and selling commissions), in each case subject to certain volume and other discounts, pursuant to the Registration Statement on Form S-11 (Reg. No. 333-178651), or the Registration Statement, filed with the SEC under the Securities Act. The per share purchase price of Common Shares is based on NAV divided by the number of Common Shares outstanding as of the end of business each day after giving effect to any share purchases or redemptions effected on such day. On January 15, 2014 and on every business day during the period from January 15, 2014 to June 30, 2015, the price per Common Share in our primary offering has been $13.90 because our NAV per Common Share has been equal to $12.51. Our NAV is calculated daily, however, and there can be no assurance that it will not vary in the future. The maximum number of Common Shares to be sold in the primary offering registered on the Registration Statement is 100,000,000. The Registration Statement also covers up to 20.0 million shares available pursuant to our DRIP, under which our stockholders may elect to have their distributions reinvested in additional Common Shares at the greater of our NAV per Common Share and 95% of the fair market value per Common Share.

As of June 30, 2015 we had 2,476,529 Common Shares outstanding. As of June 30, 2015, we had received gross offering proceeds of approximately $27.7 million and net offering proceeds of $24.7 million from the sale of Common Shares, including pursuant to our DRIP. For the three months ended June 30, 2015, we had incurred selling commissions and dealer manager fees and other organization and offering costs in the amounts set forth below.

See “Item 1A. Risk Factors. The offer and sale of Common Shares to certain shareholders may be deemed to have violated federal securities laws, and, as a result, those shareholders may have the right to rescind their original purchase of those securities.”

The following table reflects the offering costs associated with this issuance of Common Shares.

Six Months Ended
June 30, 2015
Selling commissions and dealer manager fees	$891
Other offering costs	107
Total offering costs	$998

The Dealer Manager re-allowed all the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and re-allowed related to the sale of Common Shares.

Six Months Ended
June 30, 2015
Total commissions incurred from the Dealer Manager	$891
Less:
Commissions to participating broker-dealers	(615)
Reallowance to participating broker-dealers	—
Net to the Dealer Manager	$276

As of June 30, 2015, we have incurred $3.0 million of cumulative offering costs in connection with the issuance and distribution of Common Shares. Net offering proceeds of $24.7 million exceeded cumulative offering costs by $21.7 million as of June 30, 2015.

Cumulative offering costs of $3.0 million include $2.5 million incurred from our dealer manager for Dealer Manager fees and commissions and $0.5 million from our Advisor.

We expect to use substantially all the net proceeds from our IPO to invest primarily in interests in real estate located in the United States, with a primary focus on the eastern United States and in markets that we believe are likely to benefit from favorable demographic changes, or that we believe are poised for strong economic growth.  As of June 30, 2015, we have used the net proceeds from our IPO to fund a portion of the purchase of direct and indirect real estate-related investments with an aggregate purchase price of $52.6 million.

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

Our board of directors in its discretion may modify, suspend or terminate our share repurchase program for any reason.

The table below outlines the Common Shares we repurchased pursuant to our share repurchase program during the three months ended June 30, 2015.

	Total Number of Common Shares Repurchased	Average Price Paid per Common Share(2)	Total Number of Common Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
April 2015	15,517.3878	$11.88	—	(1)
May 2015	---	---	—	(1)
June 2015	8,284.6007	11.88	—	(1)
	23,801.9885	$11.88	—	(1)

___________

(1)	A description of the maximum number of Common Shares that may be repurchased under our share repurchase program is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Obligations.”
(2)	Represents 95% of our NAV per Common Share, which was $12.51 for every day in the period.

During the three months ended June 30, 2015, we received 4 requests to repurchase an aggregate of 44,844 Common Shares pursuant to our share repurchase program. During the three months ended June 30, 2015, we funded six repurchase requests with respect to 23,802 Common Shares at an average price per share of $11.88, including three requests received prior to March 31, 2015. Subsequent to June 30, 2015, we funded a portion of the remaining two repurchase requests, received during the three months ended June 30, 2015, with respect to 9,557 Common Shares at an average price per share of $11.88. We fund Common Share repurchases from cash flows from offering proceeds. As of the date of this filing and subsequent to June 30, 2015, we received two additional requests to repurchase 4,354 Common Shares.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

The summaries of the material terms of the transactions entered into between the Company, the Advisor and its affiliates and certain unaffiliated third parties entered into during May 2015 that are included in “Note 12. Subsequent Events” are incorporated by references into this Item 5 of this Form 10-Q in lieu of reporting such transactions pursuant to Items 1.01 and 2.03 of Form 8-K, as applicable. However, such summaries are not intended to be complete and are qualified in their entirety by reference to the applicable underlying agreements, copies of which will be filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

Item 6.	Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K listed on the Exhibit Index (following the signatures section of this Quarterly Report) are included herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Realty Trust Incorporated

Date: August 14, 2015	By:	/s/ Jacob Frydman
Jacob Frydman
Chief Executive Officer, Secretary and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 14, 2015	By:	/s/ Steven Kahn
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1(1)	Bylaws of United Realty Trust Incorporated, as amended and restated as of April 30, 2015
10.1*	Promissory Note from CM Realty Holdings, LLC, dated June 30, 2015
10.2*	Guaranty of United Realty Advisors, LP in relation to promissory note of CM Realty Holdings, LLC, dated May 20, 2015
10.3*	Lippincott Subscription Agreement
10.4*	Lippincott Purchase and Sale Agreement
10.5*	Hanes Subscription Agreement
10.6*	Hanes Purchase and Sale Agreement
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	XBRL (eXtensible Business Reporting Language). The following materials from the United Realty Trust Incorporated Quarterly Report on Form 10-Q for the three months ended June 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations and Comprehensive Loss (unaudited), (iii) the Consolidated Statement of Equity (unaudited), (iv) the Consolidated Statements of Cash Flow (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited). As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

___________

*	Filed herewith
(1)	Filed with the Current Report on Form 8-K filed on May 6, 2015

